Form 10-Q
period 2023-09-30
SYNOVUS FINANCIAL CORP
filed 2023-11-03
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2023, 146,241,890 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
ITC– Investment tax credits
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$604,631	$624,097
Interest-bearing funds with Federal Reserve Bank	1,431,356	1,280,684
Interest earning deposits with banks	65,468	34,632
Federal funds sold and securities purchased under resale agreements	36,176	38,367
Total cash, cash equivalents, and restricted cash	2,137,631	1,977,780
Investment securities available for sale, at fair value	9,237,191	9,678,103
Loans held for sale (includes $48,994 and $51,136 measured at fair value, respectively)	66,558	391,502
Loans, net of deferred fees and costs	43,679,910	43,716,353
Allowance for loan losses	(477,532)	(443,424)
Loans, net	43,202,378	43,272,929
Cash surrender value of bank-owned life insurance	1,107,092	1,089,280
Premises, equipment, and software, net	364,054	370,632
Goodwill	479,851	452,390
Other intangible assets, net	49,096	27,124
Other assets	2,699,079	2,471,638
Total assets	$59,342,930	$59,731,378
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$12,976,574	$15,639,899
Interest-bearing deposits	37,227,316	33,231,660
Total deposits	50,203,890	48,871,559
Federal funds purchased and securities sold under repurchase agreements	98,270	146,588
Other short-term borrowings	2,362	603,384
Long-term debt	2,704,701	4,109,597
Other liabilities	1,772,139	1,524,449
Total liabilities	54,781,362	55,255,577
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 170,859,506 and 170,141,492, respectively; outstanding 146,204,648 and 145,486,634, respectively	170,860	170,141
Additional paid-in capital	3,940,507	3,920,346
Treasury stock, at cost; 24,654,858 shares	(944,484)	(944,484)
Accumulated other comprehensive income (loss), net	(1,679,404)	(1,442,117)
Retained earnings	2,512,334	2,234,770
Total Synovus Financial Corp. shareholders' equity	4,536,958	4,475,801
Noncontrolling interest in subsidiary	24,610	—
Total equity	4,561,568	4,475,801
Total liabilities and equity	$59,342,930	$59,731,378

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$686,094	$478,448	$1,985,881	$1,230,847
Investment securities available for sale	61,642	53,550	183,118	151,111
Loans held for sale	17,914	12,017	29,292	26,798
Federal Reserve Bank balances	15,483	5,584	49,711	7,965
Other earning assets	4,906	1,700	14,059	4,412
Total interest income	786,039	551,299	2,262,061	1,421,133
Interest expense:
Deposits	292,060	46,917	707,774	79,077
Long-term debt	50,524	22,156	148,968	41,069
Other borrowings	296	4,307	25,877	5,432
Total interest expense	342,880	73,380	882,619	125,578
Net interest income	443,159	477,919	1,379,442	1,295,555
Provision for (reversal of) credit losses	72,572	25,581	143,607	49,669
Net interest income after provision for (reversal of) credit losses	370,587	452,338	1,235,835	1,245,886
Non-interest revenue:
Service charges on deposit accounts	21,385	23,398	67,836	69,428
Fiduciary and asset management fees	20,205	19,201	59,928	59,577
Card fees	18,602	15,101	51,485	45,946
Brokerage revenue	20,237	17,140	63,703	47,038
Mortgage banking income	3,671	5,065	12,138	14,922
Capital markets income	6,377	6,839	27,077	19,704
Income from bank-owned life insurance	6,965	6,792	21,106	22,514
Investment securities gains (losses), net	—	—	1,030	—
Recovery of NPA	—	—	13,126	—
Other non-interest revenue	9,697	10,762	35,112	27,768
Total non-interest revenue	107,139	104,298	352,541	306,897
Non-interest expense:
Salaries and other personnel expense	179,741	173,334	551,667	499,081
Net occupancy, equipment, and software expense	45,790	43,462	131,435	129,538
Third-party processing and other services	21,439	22,539	64,932	65,486
Professional fees	10,147	6,755	28,707	26,094
FDIC insurance and other regulatory fees	11,837	7,707	33,266	20,851
Restructuring charges (reversals)	17,319	956	16,476	(7,318)
Loss on other loans held for sale	30,954	—	50,064	—
Other operating expense	36,305	39,257	106,019	114,779
Total non-interest expense	353,532	294,010	982,566	848,511
Income before income taxes	124,194	262,626	605,810	704,272
Income tax expense	27,729	59,582	133,242	152,140
Net income	96,465	203,044	472,568	552,132
Less: Net income (loss) attributable to noncontrolling interest	(630)	—	(796)	—
Net income attributable to Synovus Financial Corp.	97,095	203,044	473,364	552,132
Less: Preferred stock dividends	9,672	8,291	26,254	24,872
Net income available to common shareholders	$87,423	$194,753	$447,110	$527,260
Net income per common share, basic	$0.60	$1.34	$3.06	$3.63
Net income per common share, diluted	0.60	1.33	3.05	3.60
Weighted average common shares outstanding, basic	146,170	145,386	146,028	145,329
Weighted average common shares outstanding, diluted	146,740	146,418	146,683	146,465

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,
	2023			2022
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$124,194	$(27,729)	$96,465	$262,626	$(59,582)	$203,044
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(384,866)	93,676	(291,190)	(565,121)	134,668	(430,453)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—
Net change	(384,866)	93,676	(291,190)	(565,121)	134,668	(430,453)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(39,096)	9,516	(29,580)	(111,549)	26,582	(84,967)
Reclassification adjustment for realized (gains) losses included in net income	48,296	(11,755)	36,541	10,253	(2,442)	7,811
Net change	9,200	(2,239)	6,961	(101,296)	24,140	(77,156)
Total other comprehensive income (loss)	$(375,666)	$91,437	$(284,229)	$(666,417)	$158,808	$(507,609)
Comprehensive income (loss)			(187,764)			(304,565)
Less: comprehensive income (loss) attributable to noncontrolling interest			(630)			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$(187,134)			$(304,565)

	Nine Months Ended September 30,
	2023			2022
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$605,810	$(133,242)	$472,568	$704,272	$(152,140)	$552,132
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(341,310)	83,075	(258,235)	(1,616,011)	384,019	(1,231,992)
Reclassification adjustment for realized (gains) losses included in net income	(1,030)	251	(779)	—	—	—
Net change	(342,340)	83,326	(259,014)	(1,616,011)	384,019	(1,231,992)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(102,218)	24,880	(77,338)	(284,216)	67,685	(216,531)
Reclassification adjustment for realized (gains) losses included in net income	130,935	(31,870)	99,065	(4,556)	1,086	(3,470)
Net change	28,717	(6,990)	21,727	(288,772)	68,771	(220,001)
Total other comprehensive income (loss)	$(313,623)	$76,336	$(237,287)	$(1,904,783)	$452,790	$(1,451,993)
Comprehensive income (loss)			235,281			(899,861)
Less: comprehensive income (loss) attributable to noncontrolling interest			(796)			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$236,077			$(899,861)

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at June 30, 2023	$537,145	$170,808	$3,933,548	$(944,484)	$(1,395,175)	$2,480,686	25,240	$4,807,768
Net income (loss)	—	—	—	—	—	97,095	(630)	96,465
Other comprehensive income (loss), net of income taxes	—	—	—	—	(284,229)	—	—	(284,229)
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,564)	—	(55,564)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(9,672)	—	(9,672)
Restricted share unit vesting and taxes paid related to net share settlement	—	51	(589)	—	—	(211)	—	(749)
Stock options exercised, net	—	1	8	—	—	—	—	9
Share-based compensation expense	—	—	7,540	—	—	—	—	7,540
Balance at September 30, 2023	$537,145	$170,860	$3,940,507	$(944,484)	$(1,679,404)	$2,512,334	$24,610	$4,561,568

Balance at June 30, 2022	$537,145	$170,013	$3,908,118	$(944,484)	$(1,026,705)	$1,940,351	$—	$4,584,438
Net income (loss)	—	—	—	—	—	203,044	—	203,044
Other comprehensive income (loss), net of income taxes	—	—	—	—	(507,609)	—	—	(507,609)
Cash dividends declared on common stock - $0.34 per share	—	—	—	—	—	(49,439)	—	(49,439)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(8,291)	—	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	40	385	—	—	(1,124)	—	(699)
Stock options exercised, net	—	45	785	—	—	—	—	830
Share-based compensation expense	—	—	7,441	—	—	—	—	7,441
Balance at September 30, 2022	$537,145	$170,098	$3,916,729	$(944,484)	$(1,534,314)	$2,084,541	$—	$4,229,715

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	473,364	(796)	472,568
Other comprehensive income (loss), net of income taxes	—	—	—	—	(237,287)	—	—	(237,287)
Cash dividends declared on common stock - $1.14 per share	—	—	—	—	—	(166,602)	—	(166,602)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(26,254)	—	(26,254)
Restricted share unit vesting and taxes paid related to net share settlement	—	517	(8,821)	—	—	(2,647)	—	(10,951)
Stock options exercised, net	—	202	3,532	—	—	—	—	3,734
Share-based compensation expense	—	—	25,450	—	—	—	—	25,450
Acquisition of noncontrolling interest	—	—	—	—	—	—	25,406	25,406
Balance at September 30, 2023	$537,145	$170,860	$3,940,507	$(944,484)	$(1,679,404)	$2,512,334	$24,610	$4,561,568

Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$—	$5,296,800
Net income (loss)	—	—	—	—	—	552,132	—	552,132
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,451,993)	—	—	(1,451,993)
Cash dividends declared on common stock - $1.02 per share	—	—	—	—	—	(148,297)	—	(148,297)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(24,872)	—	(24,872)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	391	(5,677)	—	—	(4,402)	—	(9,688)
Stock options exercised, net	—	323	6,111	—	—	—	—	6,434
Share-based compensation expense	—	—	22,186	—	—	—	—	22,186
Balance at September 30, 2022	$537,145	$170,098	$3,916,729	$(944,484)	$(1,534,314)	$2,084,541	$—	$4,229,715

(1)    For the three and nine months ended September 30, 2023, dividends per share were $0.57 and $1.35 for Series D and $0.37 and $1.10 for Series E Preferred Stock, respectively.
(2)    For the three and nine months ended September 30, 2022, dividends per share were $0.39 and $1.18 for Series D and $0.37 and $1.10 for Series E Preferred Stock, respectively.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2023	2022
Operating Activities
Net income	$472,568	$552,132
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	143,607	49,669
Depreciation, amortization, and accretion, net	63,554	53,352
Deferred income tax expense (benefit)	22,827	(11,800)
Originations of loans held for sale	(468,407)	(3,062,036)
Proceeds from sales and payments on loans held for sale	798,317	3,113,210
Gain on sales of loans held for sale, net	(7,781)	(10,837)
(Increase) decrease in other assets	(250,016)	(54,211)
Increase (decrease) in other liabilities	170,688	(41,711)
Investment securities (gains) losses, net	(1,030)	—
Share-based compensation expense	24,851	22,385
Loss on sales of loans	50,064	—
Other	(2,832)	677
Net cash provided by (used in) operating activities	1,016,410	610,830
Investing Activities
Net cash received (paid) for business combination and divestiture	8,359	—
Proceeds from maturities and principal collections of investment securities available for sale	714,090	1,725,243
Proceeds from sales of investment securities available for sale	82,595	—
Purchases of investment securities available for sale	(709,932)	(2,037,176)
Net proceeds from sales of loans	1,642,232	63,159
Purchases of loans	(10,623)	(514,475)
Net (increase) decrease in loans	(1,750,770)	(2,821,297)
Net (purchases) redemptions of Federal Home Loan Bank stock	95,185	(145,075)
Net (purchases) redemptions of Federal Reserve Bank stock	(15,679)	4,037
Net proceeds from settlement (purchases) of bank-owned life insurance policies	3,360	4,499
Net increase in premises, equipment and software	(20,557)	(21,487)
Other	9,367	48,784
Net cash provided by (used in) investing activities	47,627	(3,693,788)
Financing Activities
Net increase (decrease) in deposits	1,339,392	(1,709,371)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(48,318)	(23,923)
Net increase (decrease) in other short-term borrowings	(601,022)	614,332
Repayments and redemption of long-term debt	(4,621,226)	(400,000)
Proceeds from long-term debt, net	3,220,912	3,647,693
Dividends paid to common shareholders	(160,503)	(146,709)
Dividends paid to preferred shareholders	(26,204)	(24,872)
Repurchases of common stock	—	(12,987)
Issuances, net of taxes paid, under equity compensation plans	(7,217)	(3,254)
Net cash provided by (used in) financing activities	(904,186)	1,940,909
Increase (decrease) in cash and cash equivalents including restricted cash	159,851	(1,142,049)
Cash, cash equivalents, and restricted cash, at beginning of period	1,977,780	3,009,853
Cash, cash equivalents, and restricted cash at end of period	$2,137,631	$1,867,804

Supplemental Disclosures:
Income taxes paid	$60,082	$139,556
Interest paid	780,407	111,441
Non-cash Activities
Settlement of acquired debt	31,109	—
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its Creative Financial Group division. On September 30, 2023, Synovus sold its asset management firm GLOBALT to its management team. Synovus Bank is positioned in markets in the Southeast, with 246 branches and 358 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
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
Acquisition
On June 1, 2023, Synovus acquired a 60% equity interest in Qualpay, a provider of a cloud-based platform that combines a payment gateway with merchant processing solutions, allowing merchants and independent software vendors to integrate payments into their software or websites. As part of this acquisition, Synovus acquired three of the five seats on Qualpay's Board of Directors.
Under the terms of the agreement, Synovus acquired a controlling interest in Qualpay in exchange for $7.0 million in cash and the settlement of Qualpay's debt to Synovus of $31.1 million. Synovus accounted for the transaction as a business combination and recorded the assets acquired, which primarily consisted of intangible assets and goodwill, liabilities assumed, noncontrolling interest, and consideration exchanged, at their preliminary estimated fair values on the acquisition date. Refer to Note 4 - Goodwill and Other Intangible Assets for additional information. The transaction was not material to the consolidated statements of income for the three and nine months ended September 30, 2023.
Investments in Tax Credit Structures
Synovus invests in certain LIHTC partnerships, which are engaged in the development and operation of affordable multi-family housing pursuant to Section 42 of the Code. Additionally, Synovus invests in certain new market tax credit partnerships pursuant to Section 45D of the Code, certain HTCs pursuant to Section 47 of the Code, and certain ITCs pursuant to Section 48 of the Code. Synovus typically acts as a limited partner in these investments and does not exert control over the operating or financial policies of the partnerships and as such, is not considered the primary beneficiary of the partnership. For certain of its LIHTC investments, Synovus provides financing during the construction and development of the properties and is at risk for the funded amount of its equity investment plus the outstanding amount of any construction loans in excess of the fair value of the collateral for the loan, but has no obligation to fund the operations or working capital of the partnerships and is not exposed to losses beyond Synovus’ investment. Synovus receives tax credits related to these investments, which are subject to recapture by taxing authorities based on compliance provisions required to be met at the project level.
Synovus applies the proportional amortization method of accounting for its LIHTC and HTC partnerships. Effective January 1, 2023, upon the adoption of ASU 2023-02, Synovus also began applying the proportional amortization method of accounting to its qualifying new market tax credit partnership. Following Synovus' new investment in a solar energy tax credit partnership during the three months ended September 30, 2023, Synovus made an election to apply the proportional amortization method of accounting to qualifying solar energy tax credit partnerships. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense. Prior to the adoption of ASU 2023-02, Synovus applied the equity method of accounting to its new market tax credit partnership. See "Recent Accounting Pronouncements" below for the impact of adoption. The net impact of tax credits and amortization expense related to the tax credit structures had an immaterial impact on income tax expense for the three and nine months ended September 30, 2023 and 2022.

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
The Company early adopted this standard on January 1, 2023 on a modified retrospective basis. The adoption of this standard did not have a material impact to the consolidated financial statements. The Company recognized a cumulative effect adjustment of $297 thousand at adoption to decrease the beginning balance of retained earnings as of January 1, 2023, for the difference between the previous method used to account for the tax equity investment and the application of the proportional amortization method since the investment was entered into.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at September 30, 2023 and December 31, 2022 are summarized below.

	September 30, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$556,791	$—	$(47,331)	$509,460
U.S. Government agency securities	52,140	—	(4,634)	47,506
Mortgage-backed securities issued by U.S. Government agencies	1,040,825	—	(148,571)	892,254
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,781,751	—	(1,519,999)	6,261,752
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	710,600	—	(131,764)	578,836
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,023,664	—	(84,929)	938,735
Corporate debt securities and other debt securities	8,984	—	(336)	8,648
Total investment securities available for sale	$11,174,755	$—	$(1,937,564)	$9,237,191

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$515,953	$—	$(44,140)	$471,813
U.S. Government agency securities	52,411	—	(3,613)	48,798
Mortgage-backed securities issued by U.S. Government agencies	904,593	1,624	(113,468)	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,144,374	936	(1,250,240)	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	769,498	—	(114,371)	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	877,590	—	(71,645)	805,945
Corporate debt securities and other debt securities	8,908	—	(307)	8,601
Total investment securities available for sale	$11,273,327	$2,560	$(1,597,784)	$9,678,103

At September 30, 2023 and December 31, 2022, investment securities with a carrying value of $4.54 billion and $4.47 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022 are presented below.

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$38,011	$(261)	$446,097	$(47,070)	$484,108	$(47,331)
U.S. Government agency securities	—	—	47,506	(4,634)	47,506	(4,634)
Mortgage-backed securities issued by U.S. Government agencies	350,730	(14,758)	541,524	(133,813)	892,254	(148,571)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	315,190	(14,825)	5,946,562	(1,505,174)	6,261,752	(1,519,999)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	578,836	(131,764)	578,836	(131,764)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	152,435	(4,362)	786,300	(80,567)	938,735	(84,929)
Corporate debt securities and other debt securities	—	—	8,648	(336)	8,648	(336)
Total	$856,366	$(34,206)	$8,355,473	$(1,903,358)	$9,211,839	$(1,937,564)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,737	$(6,789)	$307,582	$(37,351)	$447,319	$(44,140)
U.S. Government agency securities	28,938	(1,053)	19,603	(2,560)	48,541	(3,613)
Mortgage-backed securities issued by U.S. Government agencies	187,655	(5,952)	521,395	(107,516)	709,050	(113,468)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,473,348	(120,135)	5,365,233	(1,130,105)	6,838,581	(1,250,240)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	119,649	(10,311)	535,478	(104,060)	655,127	(114,371)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	565,382	(29,383)	240,564	(42,262)	805,946	(71,645)
Corporate debt securities and other debt securities	8,601	(307)	—	—	8,601	(307)
Total	$2,523,310	$(173,930)	$6,989,855	$(1,423,854)	$9,513,165	$(1,597,784)

As of September 30, 2023, Synovus had 26 investment securities in a loss position for less than twelve months and 413 investment securities in a loss position for twelve months or longer. Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at September 30, 2023.
At September 30, 2023, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at September 30, 2023 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at September 30, 2023
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$25,352	$481,570	$49,869	$—	$556,791
U.S. Government agency securities	—	52,140	—	—	52,140
Mortgage-backed securities issued by U.S. Government agencies	36	267	4	1,040,518	1,040,825
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	18,277	78,557	7,684,917	7,781,751
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	58	10,944	699,598	710,600
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	29,718	725,148	207,265	61,533	1,023,664
Corporate debt securities and other debt securities	—	8,984	—	—	8,984
Total amortized cost	$55,106	$1,286,444	$346,639	$9,486,566	$11,174,755

Fair Value
U.S. Treasury securities	$25,352	$445,205	$38,903	$—	$509,460
U.S. Government agency securities	—	47,506	—	—	47,506
Mortgage-backed securities issued by U.S. Government agencies	34	257	3	891,960	892,254
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	17,284	70,862	6,173,606	6,261,752
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	56	10,337	568,443	578,836
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	28,977	682,703	171,393	55,662	938,735
Corporate debt securities and other debt securities	—	8,648	—	—	8,648
Total fair value	$54,363	$1,201,659	$291,498	$7,689,671	$9,237,191

Gross gains and gross losses on sales of securities available for sale for the three and nine months ended September 30, 2023 and 2022 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains on sales	$—	$—	$1,030	$—
Gross realized losses on sales	—	—	—	—
Investment securities gains (losses), net	$—	$—	$1,030	$—

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2023 and December 31, 2022.

	September 30, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,389,845	$10,425	$1,228	$11,653	$77,025	$20,443	$14,498,966
Owner-occupied	8,191,169	5,509	805	6,314	56,212	28,293	8,281,988
Total commercial and industrial	22,581,014	15,934	2,033	17,967	133,237	48,736	22,780,954
Investment properties	11,345,548	1,263	—	1,263	29,300	1,644	11,377,755
1-4 family properties	615,804	1,714	—	1,714	2,618	768	620,904
Land and development	395,267	122	—	122	805	—	396,194
Total commercial real estate	12,356,619	3,099	—	3,099	32,723	2,412	12,394,853
Consumer mortgages	5,341,023	6,396	—	6,396	43,863	—	5,391,282
Home equity	1,764,827	7,813	96	7,909	11,620	—	1,784,356
Credit cards	187,714	1,669	1,663	3,332	—	—	191,046
Other consumer loans	1,113,207	16,271	—	16,271	7,912	29	1,137,419
Total consumer	8,406,771	32,149	1,759	33,908	63,395	29	8,504,103
Loans, net of deferred fees and costs	$43,344,404	$51,182	$3,792	$54,974	$229,355	$51,177	$43,679,910

	December 31, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$13,798,639	$15,033	$1,437	$16,470	$48,008	$11,299	$13,874,416
Owner-occupied	8,181,649	487	—	487	9,499	605	8,192,240
Total commercial and industrial	21,980,288	15,520	1,437	16,957	57,507	11,904	22,066,656
Investment properties	11,639,614	960	—	960	1,785	1,688	11,644,047
1-4 family properties	613,049	762	—	762	2,172	950	616,933
Land and development	388,098	77	—	77	1,158	—	389,333
Total commercial real estate	12,640,761	1,799	—	1,799	5,115	2,638	12,650,313
Consumer mortgages	5,163,417	13,969	210	14,179	36,847	—	5,214,443
Home equity	1,742,412	7,795	1	7,796	6,830	—	1,757,038
Credit cards	200,047	1,843	1,722	3,565	—	—	203,612
Other consumer loans	1,795,799	21,269	3	21,272	7,220	—	1,824,291
Total consumer	8,901,675	44,876	1,936	46,812	50,897	—	8,999,384
Loans, net of deferred fees and costs	$43,522,724	$62,195	$3,373	$65,568	$113,519	$14,542	$43,716,353

Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $4.8 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $14.7 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively. Of the interest income recognized during the three months ended September 30, 2023 and 2022, cash-basis interest income was $3.2 million and $1.3 million, respectively. Cash-basis interest income was $12.6 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Pledged Loans
Loans with carrying values of $22.99 billion and $16.09 billion, respectively, were pledged as collateral for borrowings and capacity at September 30, 2023 and December 31, 2022, respectively, to the FHLB and Federal Reserve Bank.
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
Consumer Loans - The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity, and consumer credit card loans, as well as home improvement loans, student, and personal loans from third-party lending ("other consumer loans"). Together, consumer mortgages and home equity comprise the majority of Synovus' consumer loans and are secured by first and second liens on residential real estate primarily located in the markets served by Synovus. The primary source of repayment for all consumer loans is generally the personal income of the borrower(s).
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

The following table summarizes each loan portfolio class by risk grade and origination year as of September 30, 2023 as required under CECL. In addition, gross charge-offs by loan portfolio class and origination year as of September 30, 2023 are included below as a result of the adoption of ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosure.

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$868,156	$1,108,304	$1,517,903	$835,873	$653,805	$1,357,091	$7,474,724	$48,160	$13,864,016
Special Mention	4,713	2,718	7,430	13,463	5,434	8,911	180,091	—	222,760
Substandard(1)	30,634	15,365	41,875	36,051	109,633	21,981	141,603	1,740	398,882
Doubtful(2)	—	—	—	—	—	—	12,560	—	12,560
Loss(3)(4)	—	—	—	31	—	355	362	—	748
Total commercial, financial and agricultural	903,503	1,126,387	1,567,208	885,418	768,872	1,388,338	7,809,340	49,900	14,498,966
Current YTD Period:
Gross charge-offs	8,712	2,888	7,973	19,475	1,092	1,821	25,535	203	67,699
Owner-occupied
Pass	687,136	1,580,695	1,591,207	1,035,957	739,192	1,405,730	828,919	—	7,868,836
Special Mention	1,420	6,806	17,532	4,314	7,855	87,726	60,372	—	186,025
Substandard(1)	4,110	22,810	14,596	47,683	17,903	92,433	11,592	—	211,127
Loss(4)	—	—	—	16,000	—	—	—	—	16,000
Total owner-occupied	692,666	1,610,311	1,623,335	1,103,954	764,950	1,585,889	900,883	—	8,281,988
Current YTD Period:
Gross charge-offs	—	—	353	2,922	223	—	—	—	3,498
Total commercial and industrial	1,596,169	2,736,698	3,190,543	1,989,372	1,533,822	2,974,227	8,710,223	49,900	22,780,954
Current YTD Period:
Gross charge-offs	$8,712	$2,888	$8,326	$22,397	$1,315	$1,821	$25,535	$203	$71,197
Investment properties
Pass	465,804	2,885,666	3,050,669	1,258,558	1,092,611	1,997,336	316,882	—	11,067,526
Special Mention	—	1,089	72,320	—	48,155	31,560	—	—	153,124
Substandard(1)	2,317	1,729	41,185	501	1,644	82,264	—	—	129,640
Doubtful(2)	—	—	—	—	—	27,427	—	—	27,427
Loss(4)	—	—	—	—	—	38	—	—	38
Total investment properties	468,121	2,888,484	3,164,174	1,259,059	1,142,410	2,138,625	316,882	—	11,377,755
Current YTD Period:
Gross charge-offs(5)	546	7,685	5,610	3,801	1,893	720	3,109	—	23,364
1-4 family properties
Pass	148,733	154,664	116,152	33,752	31,342	59,734	67,040	—	611,417
Special Mention	1,836	1,567	—	189	—	317	1	—	3,910
Substandard(1)	1,670	819	857	419	338	1,429	45	—	5,577
Total 1-4 family properties	152,239	157,050	117,009	34,360	31,680	61,480	67,086	—	620,904
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24

	September 30, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total

Land and development
Pass	93,947	99,914	48,010	17,182	34,099	66,548	1,615	—	361,315
Special Mention	787	503	—	—	—	943	—	—	2,233
Substandard(1)	581	483	34	705	602	30,241	—	—	32,646
Total land and development	95,315	100,900	48,044	17,887	34,701	97,732	1,615	—	396,194
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	715,675	3,146,434	3,329,227	1,311,306	1,208,791	2,297,837	385,583	—	12,394,853
Current YTD Period:
Gross charge-offs	$546	$7,685	$5,610	$3,878	$1,893	$744	$3,109	$—	$23,465
Consumer mortgages
Pass	607,009	821,002	1,070,115	1,245,466	422,631	1,168,922	34	—	5,335,179
Substandard(1)	4	1,877	6,033	15,193	8,464	23,841	—	—	55,412
Loss(4)	—	—	—	—	4	687	—	—	691
Total consumer mortgages	607,013	822,879	1,076,148	1,260,659	431,099	1,193,450	34	—	5,391,282
Current YTD Period:
Gross charge-offs	—	108	251	372	365	965	5	—	2,066
Home equity
Pass	—	—	—	—	—	—	1,275,873	493,861	1,769,734
Substandard(1)	—	—	—	—	—	—	9,305	5,053	14,358
Loss(4)	—	—	—	—	—	—	180	84	264
Total home equity	—	—	—	—	—	—	1,285,358	498,998	1,784,356
Current YTD Period:
Gross charge-offs	—	—	—	—	—	79	555	49	683
Credit cards
Pass	—	—	—	—	—	—	189,384	—	189,384
Substandard(1)	—	—	—	—	—	—	623	—	623
Loss(3)	—	—	—	—	—	—	1,039	—	1,039
Total credit cards	—	—	—	—	—	—	191,046	—	191,046
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	5,592	—	5,592
Other consumer loans
Pass	114,915	200,898	245,049	125,654	33,574	121,528	286,995	—	1,128,613
Substandard(1)	386	928	4,593	1,610	411	778	94	—	8,800
Loss(3)	—	—	—	—	—	6	—	—	6
Total other consumer loans	115,301	201,826	249,642	127,264	33,985	122,312	287,089	—	1,137,419
Current YTD Period:
Gross charge-offs(5)	197	4,238	20,077	2,774	1,782	1,465	1,990	—	32,523
Total consumer	722,314	1,024,705	1,325,790	1,387,923	465,084	1,315,762	1,763,527	498,998	8,504,103
Current YTD Period:
Gross charge-offs	$197	$4,346	$20,328	$3,146	$2,147	$2,509	$8,142	$49	$40,864
Loans, net of deferred fees and costs	$3,034,158	$6,907,837	$7,845,560	$4,688,601	$3,207,697	$6,587,826	$10,859,333	$548,898	$43,679,910
Current YTD Period:
Gross charge-offs	$9,455	$14,919	$34,264	$29,421	$5,355	$5,074	$36,786	$252	$135,526

(1)    The majority of loans within Substandard risk grade are accruing loans at September 30, 2023.
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
(5)    Includes $31.3 million in gross charge-offs related to the transfer of certain loans to held for sale that sold during the third quarter of 2023.

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three and nine months ended September 30, 2023.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2023 and 2022. During the three and nine months ended September 30, 2023, Synovus charged-off $23.3 million and $31.3 million in previously established reserves for credit losses associated with the transfer of $1.17 billion and $1.59 billion, respectively, in loans to held for sale for the sales of medical office building loans and third-party consumer loans that both closed in the third quarter of 2023.

	As Of and For the Three Months Ended September 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2023	$159,987	$169,726	$141,525	$471,238
Charge-offs	(40,483)	(23,364)	(10,088)	(73,935)
Recoveries	3,842	310	2,961	7,113
Provision for (reversal of) loan losses	56,322	16,490	304	73,116
Ending balance at September 30, 2023	$179,668	$163,162	$134,702	$477,532

	As Of and For the Three Months Ended September 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2022	$160,008	$104,218	$143,611	$407,837
Charge-offs	(6,676)	(143)	(8,903)	(15,722)
Recoveries	6,904	425	3,711	11,040
Provision for (reversal of) loan losses	(1,209)	17,101	2,312	18,204
Ending balance at September 30, 2022	$159,027	$121,601	$140,731	$421,359

	As Of and For the Nine Months Ended September 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(71,197)	(23,465)	(40,864)	(135,526)
Recoveries	13,720	972	9,066	23,758
Provision for (reversal of) loan losses	75,595	42,080	28,201	145,876
Ending balance at September 30, 2023	$179,668	$163,162	$134,702	$477,532

	As Of and For the Nine Months Ended September 30, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(35,951)	(2,851)	(25,765)	(64,567)
Recoveries	12,476	1,358	10,877	24,711
Provision for (reversal of) loan losses	(5,862)	25,334	14,146	33,618
Ending balance at September 30, 2022	$159,027	$121,601	$140,731	$421,359

The ALL of $477.5 million and the reserve for unfunded commitments of $55.2 million, which is recorded in other liabilities, comprise the total ACL of $532.7 million at September 30, 2023. The ACL increased $31.8 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of the ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.22% at September 30, 2023 was 7 bps higher compared to December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from normalizing observed defaults, reserves on individually evaluated loans, and uncertain economic conditions.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At September 30, 2023, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a peak weighted average unemployment rate of 5.0% over the forecasted period at September 30, 2023.
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

The following table presents the amortized cost of FDM loans by loan portfolio class that were modified during the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$408	$13,304	$—	$—	$194	$13,906	0.1%
Owner-occupied	—	18,979	—	—	11,750	30,729	0.4
Total commercial and industrial	408	32,283	—	—	11,944	44,635	0.2
Investment properties	—	2,216	—	—	—	2,216	—
1-4 family properties	—	36	—	—	—	36	—
Land and development	—	1,146	—	—	—	1,146	0.3
Total commercial real estate	—	3,398	—	—	—	3,398	—
Consumer mortgages	1,309	—	—	465	—	1,774	—
Home equity	—	—	—	—	—	—	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	107	331	—	189	245	872	0.1
Total consumer	1,416	331	—	654	245	2,646	—
Total FDMs	$1,824	$36,012	$—	$654	$12,189	$50,679	0.1%

	Nine Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$2,467	$26,212	$12,586	$—	$1,537	$42,802	0.3%
Owner-occupied	—	20,782	—	—	53,004	73,786	0.9
Total commercial and industrial	2,467	46,994	12,586	—	54,541	116,588	0.5
Investment properties	—	2,848	—	—	—	2,848	—
1-4 family properties	—	2,429	—	—	375	2,804	0.5
Land and development	—	1,146	—	—	—	1,146	0.3
Total commercial real estate	—	6,423	—	—	375	6,798	0.1
Consumer mortgages	2,114	—	—	465	—	2,579	—
Home equity	—	425	—	—	289	714	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	111	697	—	189	721	1,718	0.2
Total consumer	2,225	1,122	—	654	1,010	5,011	0.1
Total FDMs	$4,692	$54,539	$12,586	$654	$55,926	$128,397	0.3%

During the three and nine months ended September 30, 2023, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of September 30, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

The following presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2023.

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(Dollars in thousands)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	$—	2.2%	12	—	$1,200	2.2%	27	—
Owner-occupied	—	4.4	6	—	—	2.3	8	—
Investment properties	—	—	6	—	—	—	12	—
1-4 family properties	—	—	12	—	—	0.4	12	—
Land and development	—	—	12	—	—	—	12	—
Consumer mortgages	—	2.5	—	6	—	1.6	—	6
Home equity	—	—	—	—	—	0.5	262	—
Other consumer loans	—	7.4	47	2	—	5.3	62	2

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified since January 1, 2023.

	As of September 30, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual (1)	Total
Commercial, financial and agricultural	$29,386	$829	$—	$12,586	$42,801
Owner-occupied	73,109	—	—	678	73,787
Total commercial and industrial	102,495	829	—	13,264	116,588
Investment properties	2,533	—	—	315	2,848
1-4 family properties	1,207	—	—	1,597	2,804
Land and development	1,146	—	—	—	1,146
Total commercial real estate	4,886	—	—	1,912	6,798
Consumer mortgages	1,184	—	—	1,394	2,578
Home equity	714	—	—	—	714
Credit cards	—	—	—	—	—
Other consumer loans	639	184	—	896	1,719
Total consumer	2,537	184	—	2,290	5,011
Total FDMs	$109,918	$1,013	$—	$17,466	$128,397

(1)    Loans were on non-accrual when modified and subsequently classified as FDMs.
TDR Disclosures Prior to Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Synovus accounted for a modification to the contractual terms of a loan that resulted in granting concessions to a borrower experiencing financial difficulties as a TDR. The following tables present, by concession type, the post-modification balance for loans modified or renewed during the three and nine months ended September 30, 2022 that were reported as accruing or non-accruing TDRs.

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

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the three and nine months ended September 30, 2022.
(2)    No net charge-offs were recorded during the three and nine months ended September 30, 2022.
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
On June 1, 2023, Synovus acquired a 60% equity interest and a majority of the Board seats in Qualpay, which constituted a business combination. In connection with the acquisition, Synovus initially recorded $23.2 million of goodwill and $38.7 million of other intangible assets based on preliminary fair value estimates of the assets acquired and liabilities assumed in the transaction. During the three months ended September 30, 2023, there were valuation adjustments that primarily included increasing goodwill by $6.7 million and decreasing other intangible assets by $9.4 million. Synovus will continue to record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date. See Note 1 - Basis of Presentation and Accounting Policies for additional information on the Qualpay transaction.
During the three months ended September 30, 2023, Synovus sold its GLOBALT asset management firm to its management team. The divestiture resulted in a reduction in goodwill of $2.5 million and a gain on sale of $1.9 million, representing the difference in the fair value of consideration received and assets sold, and no indicators of impairment were identified.
Goodwill allocated to each reporting unit at September 30, 2023 and December 31, 2022 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance at December 31, 2022	$171,636	$141,622	$114,701	$24,431	$452,390
Changes during the period from:
Reallocation	4,197	—	—	(4,197)	—
Acquisition	—	29,923	—	—	29,923
Divestiture	—	—	—	(2,462)	(2,462)
Balance at September 30, 2023	$175,833	$171,545	$114,701	$17,772	$479,851

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). Synovus performs its annual evaluation of goodwill impairment during the fourth quarter of each year.
During the second quarter of 2023, Synovus assessed the events and circumstances that have generated significant market trading volatility in the banking industry, particularly for regional banks like Synovus. Due to the uncertain environment as well as Synovus' stock price trading below book value during the month of May 2023, Synovus elected to perform a quantitative assessment of goodwill impairment as of May 31, 2023, which included determining the estimated fair value of each reporting unit containing goodwill, utilizing a combination of discounted cash flow and market-based approaches, and comparing that fair value to each reporting unit's carrying amount. The discounted cash flow method included updated internal forecasts, long-term profitability targets, growth rates, and discount rates. The market approach was based on a comparison of certain financial metrics of Synovus' reporting units to guideline public company peers. Based on the quantitative assessment performed as of May 31, 2023, the fair value of each of these reporting units exceeded their respective carrying values; therefore, we concluded goodwill was not impaired as of our May 31, 2023 test date. During the third quarter of 2023, we qualitatively assessed the events and circumstances that have continued to generate significant market trading volatility. This assessment included reviewing the impact of company-specific factors such as recent operating performance and financial projections, changes in market capitalization as well as trends in the banking industry. After assessing the indicators above, Synovus determined it was not more likely than not that the fair value had declined below the carrying value at the reporting unit level as of September 30, 2023, and a test of goodwill impairment was not required.

The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of September 30, 2023 and December 31, 2022. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Other intangible assets resulting from the Qualpay acquisition, which primarily include client relationships, partner relationships, and developed technology, are being amortized on a straight-line basis over their estimated useful lives ranging from five to eight years. Aggregate other intangible assets amortization expense is included in other operating expense on the consolidated statements of income, and for the three and nine months ended September 30, 2023 was $3.0 million and $7.3 million, respectively. Aggregate other intangible assets amortization expense for the three and nine months ended September 30, 2022 was $2.1 million and $6.4 million, respectively.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
September 30, 2023
CDI	$57,400	$(40,180)	$17,220
Client Relationships	22,100	(7,421)	14,679
Partner Relationships	4,700	(313)	4,387
Developed Technology	11,091	(739)	10,352
Other	3,900	(1,442)	2,458
Total other intangible assets	$99,191	$(50,095)	$49,096

December 31, 2022
CDI	$57,400	$(35,484)	$21,916
Client Relationships	10,800	(6,136)	4,664
Other	1,700	(1,156)	544
Total other intangible assets	$69,900	$(42,776)	$27,124

Note 5 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023. During the three and nine months ended September 30, 2023, Synovus did not complete any share repurchases of its common stock.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2023 and 2022.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at June 30, 2023	$(1,188,087)	$(207,088)	$(1,395,175)
Other comprehensive income (loss) before reclassifications	(291,190)	(29,580)	(320,770)
Amounts reclassified from AOCI	—	36,541	36,541
Net current period other comprehensive income (loss)	(291,190)	6,961	(284,229)
Balance at September 30, 2023	$(1,479,277)	$(200,127)	$(1,679,404)

Balance at June 30, 2022	$(869,519)	$(157,186)	$(1,026,705)
Other comprehensive income (loss) before reclassifications	(430,453)	(84,967)	(515,420)
Amounts reclassified from AOCI	—	7,811	7,811
Net current period other comprehensive income (loss)	(430,453)	(77,156)	(507,609)
Balance at September 30, 2022	$(1,299,972)	$(234,342)	$(1,534,314)

Balance, December 31, 2022	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	(258,235)	(77,338)	(335,573)
Amounts reclassified from AOCI	(779)	99,065	98,286
Net current period other comprehensive income (loss)	(259,014)	21,727	(237,287)
Balance at September 30, 2023	$(1,479,277)	$(200,127)	$(1,679,404)

Balance, December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(1,231,992)	(216,531)	(1,448,523)
Amounts reclassified from AOCI	—	(3,470)	(3,470)
Net current period other comprehensive income (loss)	(1,231,992)	(220,001)	(1,451,993)
Balance at September 30, 2022	$(1,299,972)	$(234,342)	$(1,534,314)

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
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	September 30, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,702	$—	$2,702	$—	$2,991	$—	$2,991
Other mortgage-backed securities	—	2,379	—	2,379	—	3,185	—	3,185
State and municipal securities	—	—	—	—	—	48	—	48
Asset-backed securities	—	8,399	—	8,399	—	2,071	—	2,071
Other investments	—	75	—	75	—	—	—	—
Total trading securities	$—	$13,555	$—	$13,555	$—	$8,295	$—	$8,295
Investment securities available for sale:
U.S. Treasury securities	$509,460	$—	$—	$509,460	$471,813	$—	$—	$471,813
U.S. Government agency securities	—	47,506	—	47,506	—	48,798	—	48,798
Mortgage-backed securities issued by U.S. Government agencies	—	892,254	—	892,254	—	792,749	—	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,261,752	—	6,261,752	—	6,895,070	—	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	578,836	—	578,836	—	655,127	—	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	938,735	—	938,735	—	805,945	—	805,945
Corporate debt securities and other debt securities	—	8,648	—	8,648	—	8,601	—	8,601
Total investment securities available for sale	$509,460	$8,727,731	$—	$9,237,191	$471,813	$9,206,290	$—	$9,678,103
Mortgage loans held for sale	$—	$48,994	$—	$48,994	$—	$51,136	$—	$51,136
Other investments	—	—	11,789	11,789	—	—	11,172	11,172
Mutual funds and mutual funds held in rabbi trusts	49,119	—	—	49,119	42,659	—	—	42,659
Derivative assets	—	161,163	—	161,163	—	89,815	—	89,815
Liabilities
Securities sold short	$2,362	$—	$—	$2,362	$3,370	$—	$—	$3,370
Mutual funds held in rabbi trusts	34,768	—	—	34,768	27,944	—	—	27,944
Derivative liabilities	—	387,118	—	387,118	—	339,227	—	339,227

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

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2023	As of December 31, 2022
Fair value	$48,994	$51,136
Unpaid principal balance	48,495	50,264
Fair value less aggregate unpaid principal balance	$499	$872

Changes in Fair Value Included in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,		Location in Consolidated Statements of Income
(in thousands)	2023	2022	2023	2022
Mortgage loans held for sale	$(581)	$(1,389)	$(373)	$(2,934)	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2022 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and nine months ended September 30, 2023 and 2022, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets and liabilities measured at fair value on a recurring basis.

Three Months Ended September 30, 2023
(in thousands)	Other Investments
Beginning balance	$11,770
Total gains (losses) realized/unrealized:
Included in earnings	(26)
Additions	45
Settlements	—
Ending balance	$11,789
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2023	$(26)

Three Months Ended September 30, 2022
(in thousands)	Other Investments
Beginning balance	$11,083
Total gains (losses) realized/unrealized:
Included in earnings	129
Additions	—
Settlements	—
Ending balance	$11,212
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2022	$129

Nine Months Ended September 30, 2023
(in thousands)	Other Investments
Beginning balance	$11,172
Total gains (losses) realized/unrealized:
Included in earnings	(97)
Additions	714
Settlements	—
Ending balance	$11,789
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2023	$(97)

Nine Months Ended September 30, 2022
(in thousands)	Other Investments
Beginning balance	$12,185
Total gains (losses) realized/unrealized:
Included in earnings	(7,000)
Additions	6,027
Settlements	—
Ending balance	$11,212
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at September 30, 2022	$(7,000)

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	September 30, 2023			Fair Value Adjustments for the		Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Loans(1)	$—	$—	$16,049	$—	$2,971	Provision for credit losses

	September 30, 2022			Fair Value Adjustments for the		Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Loans(1)	$—	$—	$19,835	$1,871	$6,878	Provision for credit losses
Other assets held for sale	—	—	1,736	722	722	Other operating expense

(1)    Collateral-dependent loans that were written down to fair value of collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2023 and December 31, 2022. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2022 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,137,631	$2,137,631	$2,137,631	$—	$—
Trading securities	13,555	13,555	—	13,555	—
Investment securities available for sale	9,237,191	9,237,191	509,460	8,727,731	—
Loans held for sale	66,558	66,578	—	48,994	17,584
Other investments	11,789	11,789	—	—	11,789
Mutual funds and mutual funds held in rabbi trusts	49,119	49,119	49,119	—	—
Loans, net	43,202,378	41,289,287	—	—	41,289,287
FRB and FHLB stock	228,816	228,816	—	228,816
Derivative assets	161,163	161,163	—	161,163	—
Financial liabilities
Non-interest-bearing deposits	$12,976,574	$12,976,574	$—	$12,976,574	$—
Non-time interest-bearing deposits	26,703,913	26,703,913	—	26,703,913	—
Time deposits	10,523,403	10,465,194	—	10,465,194	—
Total deposits(1)	$50,203,890	$50,145,681	$—	$50,145,681	$—
Federal funds purchased and securities sold under repurchase agreements	98,270	98,270	98,270	—	—
Securities sold short	2,362	2,362	2,362	—	—
Long-term debt	2,704,701	2,632,267	—	2,632,267	—
Mutual funds held in rabbi trusts	34,768	34,768	34,768	—	—
Derivative liabilities	387,118	387,118	—	387,118	—

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

	December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,977,780	$1,977,780	$1,977,780	$—	$—
Trading securities	8,295	8,295	—	8,295	—
Investment securities available for sale	9,678,103	9,678,103	471,813	9,206,290	—
Loans held for sale	391,502	391,085	—	51,136	339,949
Other investments	11,172	11,172	—	—	11,172
Mutual funds and mutual funds held in rabbi trusts	42,659	42,659	42,659	—	—
Loans, net	43,272,929	42,192,295	—	—	42,192,295
FRB and FHLB stock	308,321	308,321	—	308,321	—
Derivative assets	89,815	89,815	—	89,815	—
Financial liabilities
Non-interest-bearing deposits	$15,639,899	$15,639,899	$—	$15,639,899	$—
Non-time interest-bearing deposits	26,936,635	26,936,635	—	26,936,635	—
Time deposits	6,295,025	6,260,315	—	6,260,315	—
Total deposits(1)	$48,871,559	$48,836,849	$—	$48,836,849	$—
Federal funds purchased and securities sold under repurchase agreements	146,588	146,588	146,588	—	—
Securities sold short	3,370	3,370	3,370	—	—
Short-term FHLB advances	600,014	600,014	—	600,014	—
Long-term debt	4,109,597	4,120,113	—	4,120,113	—
Mutual funds held in rabbi trusts	27,944	27,944	27,944	—	—
Derivative liabilities	339,227	339,227	—	339,227	—

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
Synovus recorded no unrealized gains (losses) during the three and nine months ended September 30, 2023 and 2022 related to terminated cash flow hedges. Synovus recognized a pre-tax loss of $6.2 million and $17.7 million during the three and nine months ended September 30, 2023, respectively, and pre-tax income of $690 thousand and $3.9 million for the three and nine months ended September 30, 2022, respectively, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of September 30, 2023, Synovus expects to reclassify into earnings approximately $155 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $22 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of September 30, 2023, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2028.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2023 and December 31, 2022, Synovus had recorded the right to reclaim cash collateral of $77.5 million and $66.8 million, respectively. As of September 30, 2023 and December 31, 2022, Synovus had recorded the obligation to return cash collateral of $5.7 million and $7.7 million, respectively.
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

	September 30, 2023			December 31, 2022
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,750,000	$6,114	$—	$5,250,000	$—	$8,286
Total cash flow hedges		$6,114	$—		$—	$8,286

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,773,504	$—	$12,252	$2,230,232	$—	$8,093
Total fair value hedges		$—	$12,252		$—	$8,093
Total derivatives designated as hedging instruments		$6,114	$12,252		$—	$16,379

Derivatives not designated as hedging instruments:
Interest rate contracts	$11,343,848	$153,052	$374,865	$10,276,754	$89,310	$322,329
Mortgage derivatives - interest rate lock commitments	57,643	632	—	50,218	350	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	86,234	728	—	76,500	155	—
Risk participation agreements	708,259	—	1	635,891	—	3
Foreign exchange contracts	41,420	637	—	20,439	—	516
Visa derivative	—	—	1,643	—	—	3,453
Total derivatives not designated as hedging instruments		$155,049	$376,509		$89,815	$326,301

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$686,094	$292,060	$50,524

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(48,296)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(48,296)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(6,806)	$(5,188)
Recognized on derivatives	—	1,072	(939)
Recognized on hedged items	—	(1,072)	939
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,806)	$(5,188)

	Three Months Ended September 30, 2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt	Other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$478,448	$46,917	$22,156	$4,307

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(10,253)	$—	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(10,253)	$—	$—	$—

Gain/(loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(17,523)	$(17,769)	$(300)
Recognized on hedged items	—	17,523	17,769	300
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—

	Nine Months Ended September 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,985,881	$707,774	$148,968

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(130,935)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(130,935)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(15,959)	$(12,418)
Recognized on derivatives	—	(7,224)	(6,365)
Recognized on hedged items	—	7,224	6,365
Pre-tax income (loss) recognized on fair value hedges	$—	$(15,959)	$(12,418)

	Nine Months Ended September 30, 2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt	Other borrowings
Total interest income/expense amounts presented in the consolidated statements of income	$1,230,847	$79,077	$41,069	$5,432

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$4,556	$—	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$4,556	$—	$—	$—

Gain/(loss) on fair value hedging relationships:
Recognized on derivatives	$—	$(20,341)	$(19,224)	$(300)
Recognized on hedged items	—	20,341	19,224	300
Pre-tax income (loss) recognized on fair value hedges	$—	$—	$—	$—
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

	September 30, 2023			December 31, 2022
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(2,073,504)	$7,224	$1,669	$(1,680,000)	$24,227
Long-term debt	(695,562)	6,366	7,546	(545,787)	19,348

During the three months ended September 30, 2023, Synovus terminated fair value hedges related to interest-bearing deposits and long-term debt with carrying values of $150.0 million and $347.6 million, respectively. The remaining fair value basis adjustments on the terminated hedging relationships will be amortized into interest expense over the respective remaining terms.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2023 and 2022 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2023	2022	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$1,137	$137	$465	$1,546
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(280)	(1,966)	282	(2,890)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	323	4,114	573	4,469
Risk participation agreements	Capital markets income	1	1	2	36
Foreign exchange contracts	Capital markets income	551	97	1,153	482
Visa derivative	Other non-interest expense	(900)	—	(3,927)	(3,500)
Total derivatives not designated as hedging instruments		$832	$2,383	$(1,452)	$143

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 8 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2023 and 2022. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Basic Net Income Per Common Share:
Net income available to common shareholders	$87,423	$194,753	$447,110	$527,260
Weighted average common shares outstanding	146,170	145,386	146,028	145,329
Net income per common share, basic	$0.60	$1.34	$3.06	$3.63
Diluted Net Income Per Common Share:
Net income available to common shareholders	$87,423	$194,753	$447,110	$527,260
Weighted average common shares outstanding	146,170	145,386	146,028	145,329
Effect of dilutive outstanding equity-based awards	570	1,032	655	1,136
Weighted average diluted common shares	146,740	146,418	146,683	146,465
Net income per common share, diluted	$0.60	$1.33	$3.05	$3.60

For the three months ended September 30, 2023 and 2022, there were 273 thousand and 21 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. For the nine months ended September 30, 2023 and 2022, there were 273 thousand and 21 thousand, respectively, potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2023 and December 31, 2022, the ACL for unfunded commitments was $55.2 million and $57.5 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	September 30, 2023	December 31, 2022
Letters of credit(1)	$185,913	$220,622
Commitments to fund commercial and industrial loans	10,417,395	9,970,733
Commitments to fund commercial real estate, construction, and land development loans	2,781,046	3,629,531
Commitments under home equity lines of credit	2,138,012	2,156,641
Unused credit card lines	461,216	461,443
Other loan commitments	676,916	742,976
Total letters of credit and unfunded lending commitments	$16,660,498	$17,181,946

Tax credits, CRA partnerships, and other investments with a future funding commitment:
Carrying amount included in other assets	$544,619	$488,944
Amount of future funding commitments	306,183	283,212
Permanent and short-term construction loans and letter of credit commitments(2)	199,819	177,998
Funded portion of permanent and short-term loans and letters of credit(3)	170,809	234,166

(1)    Represent the contractual amount net of risk participations purchased of approximately $23.4 million and $25.7 million at September 30, 2023 and December 31, 2022, respectively.
(2)    Represent the contractual amount net of risk participations of $9.4 million and $4.7 million at September 30, 2023 and December 31, 2022, respectively.
(3)    Represent the contractual amount net of risk participations of $2.0 million and $6.9 million at September 30, 2023 and December 31, 2022, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2023, Synovus and the sponsored entities processed and settled $27.78 billion and $87.28 billion of transactions, respectively. For the three and nine months ended September 30, 2022, Synovus and the sponsored entities processed and settled $30.33 billion and $89.94 billion of transactions, respectively.
Beginning in August of 2023, one sponsored MPS experienced an unusual spike in chargebacks due to the bankruptcy of one of its merchants. Synovus agreed to advance funds, and will continue to advance funds as appropriate, to the MPS to cover chargebacks relating to this sponsored merchant, mitigating the additional risk contractually with an enhanced security interest in certain assets. As of September 30, 2023, Synovus had advanced $10.8 million to this MPS to cover these chargebacks and expects full recovery of any funds advanced to the MPS to cover chargebacks.
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
Synovus carefully examines and considers each legal matter, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2023 are adequate. The actual costs of resolving legal claims may be higher or lower than the amounts accrued.
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
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2023 and 2022. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments. Prior periods have been adjusted accordingly.

	Three Months Ended September 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$213,485	$107,446	$153,545	$17,771	$(49,088)	$443,159
Non-interest revenue	10,329	14,161	18,901	48,348	15,400	107,139
Non-interest expense	62,542	39,394	51,737	43,094	156,765	353,532
Pre-provision net revenue (PPNR)	$161,272	$82,213	$120,709	$23,025	$(190,453)	$196,766

	Three Months Ended September 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$175,342	$105,756	$124,446	$17,076	$55,299	$477,919
Non-interest revenue	9,790	11,768	21,498	46,615	14,627	104,298
Non-interest expense	29,888	32,954	50,871	42,620	137,677	294,010
Pre-provision net revenue (PPNR)	$155,244	$84,570	$95,073	$21,071	$(67,751)	$288,207

	Nine Months Ended September 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$606,919	$329,093	$466,289	$51,452	$(74,311)	$1,379,442
Non-interest revenue	39,980	53,202	60,611	150,639	48,109	352,541
Non-interest expense	129,531	108,096	152,159	129,747	463,033	982,566
Pre-provision net revenue (PPNR)	$517,368	$274,199	$374,741	$72,344	$(489,235)	$749,417

	Nine Months Ended September 30, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$501,326	$302,774	$325,578	$52,895	$112,982	$1,295,555
Non-interest revenue	27,473	37,819	65,236	136,975	39,394	306,897
Non-interest expense	83,630	96,043	146,365	131,023	391,450	848,511
Pre-provision net revenue (PPNR)	$445,169	$244,550	$244,449	$58,847	$(239,074)	$753,941

	September 30, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$26,271,923	$7,938,010	$2,817,383	$5,349,276	$1,303,318	$43,679,910
Total deposits	$13,037,012	$10,205,004	$18,745,835	$183,329	$8,032,710	$50,203,890
Total full-time equivalent employees	344	585	1,549	657	1,781	4,916

	December 31, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,865,667	$8,138,606	$2,933,504	$5,157,014	$1,621,562	$43,716,353
Total deposits	$12,942,732	$10,798,409	$18,561,521	$102,496	$6,466,401	$48,871,559
Total full-time equivalent employees	337	598	1,532	768	1,792	5,027

Note 11 - Subsequent Event
Synovus Financial Corp. commenced a cash tender offer on November 2, 2023 to purchase up to $150 million in aggregate principal amount of its outstanding 5.90% Fixed-to-Fixed Rate Subordinated Notes due February 7, 2029. The tender offer will expire on December 1, 2023, unless it is earlier terminated or extended. The tender offer is being made to Holders of the Notes and is exclusively pursuant to an offer to purchase dated November 2, 2023, which sets forth the terms and conditions of the tender offer.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;

(2)	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(3)	an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations and future growth, including that the strength of the current economic environment could be further weakened by prolonged periods of inflation and rising interest rates;

(4)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(5)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(6)	the impacts of the adverse developments in the banking industry highlighted by high-profile bank failures, including impacts on client confidence, deposit outflows, liquidity, and the regulatory response thereto;

(7)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)	prolonged periods of high inflation and their effects on our business, profitability, and our stock price;

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	the impact of recent, proposed, and potential changes in governmental policy, laws and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including rising inflationary pressures and interest rate increases;

(12)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(13)	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(14)	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(15)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(16)	our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(17)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(18)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(19)	if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	our ability to identify and address cyber-security risks (including those impacting our vendors and other third parties) such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(21)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(24)	the risks related to the transition from LIBOR to any alternate reference rate we may use;

(25)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets and such losses could negatively impact market perceptions of us and could lead to deposit withdrawals;

(26)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common stock or preferred stock, any repurchases of common stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(27)	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(28)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(29)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(30)	the fluctuation in our stock price and general volatility in the stock market;

(31)	a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;

(32)	the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit;

(33)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(34)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
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

INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities, as well as its Creative Financial Group division. On September 30, 2023, Synovus sold its asset management firm GLOBALT to its management team. The divestiture will be immaterial to earnings, and we will continue to meet our wealth clients' needs through other lines of business.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 246 branches in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2023 and financial condition as of September 30, 2023 and December 31, 2022. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2022 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	Change		2023	2022	Change
Net interest income	$443,159	$477,919	(7)%		$1,379,442	$1,295,555	6%
Provision for (reversal of) credit losses	72,572	25,581	184		143,607	49,669	189
Non-interest revenue	107,139	104,298	3		352,541	306,897	15
Total revenue	550,298	582,217	(5)		1,731,983	1,602,452	8
Non-interest expense	353,532	294,010	20		982,566	848,511	16
Income before income taxes	124,194	262,626	(53)		605,810	704,272	(14)
Net income attributable to Synovus Financial Corp.	97,095	203,044	(52)		473,364	552,132	(14)
Net income available to common shareholders	87,423	194,753	(55)		447,110	527,260	(15)
Net income per common share, basic	0.60	1.34	(55)		3.06	3.63	(16)
Net income per common share, diluted	0.60	1.33	(55)		3.05	3.60	(15)
Net interest margin(1)	3.11%	3.47%	(36)	bps	3.25%	3.24%	1	bps
Net charge-off ratio(1)	0.61	0.04	57		0.34	0.13	21
Return on average assets(1)	0.64	1.39	(75)		1.05	1.29	(24)
Efficiency ratio-TE	64.11	50.41	1,370		56.62	52.86	376
(1)    Annualized

	September 30, 2023	June 30, 2023	Sequential Quarter Change		September 30, 2022	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$43,679,910	$44,353,537	$(673,627)		$42,571,458	$1,108,452
Total average loans	43,500,216	44,099,115	(598,899)		41,768,372	1,731,844
Total deposits	50,203,890	50,080,392	123,498		47,697,564	2,506,326
Core deposits (excludes brokered deposits)	43,982,131	43,550,624	431,507		43,199,755	782,376
Total average deposits	50,112,575	49,719,079	393,496		48,430,869	1,681,706
Non-performing assets ratio	0.64%	0.59%	5	bps	0.32%	32	bps
Non-performing loans ratio	0.64	0.59	5		0.29	35
Past due loans over 90 days	0.01	0.01	—		0.01	—
CET1 capital	$5,182,453	$5,133,546	$48,907		$4,769,179	$413,274
Tier 1 capital	5,719,598	5,670,691	48,907		5,306,324	413,274
Total risk-based capital	6,709,654	6,664,033	45,621		6,237,082	472,572
CET1 capital ratio	10.13%	9.86%	27	bps	9.52%	61	bps
Tier 1 capital ratio	11.18	10.89	29		10.59	59
Total risk-based capital ratio	13.12	12.80	32		12.45	67
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	7.65	7.88	(23)		7.21	44
Return on average common equity(1)	8.2	15.5	(730)		18.7	(1,050)

(1)    Quarter annualized
Economic Environment and Recent Events
In an effort to achieve its inflation objectives, the Federal Reserve has aggressively tightened monetary policy by significantly raising market interest rates throughout 2022 and 2023, with estimates calling for a higher FOMC policy rate for longer. The extent of interest rate increases and the period of time that these higher rates will remain in effect continues to depend on the level of inflation and strength of the labor market.
Outside of inflation, economic uncertainty and market disruptions remain, including geopolitical tensions from conflict in the Middle East, Russia’s prolonged war in Ukraine, the strained relationship between the U.S. and China, and to a lesser extent, the lingering impact of the COVID-19 pandemic on global supply chains, tourism, business travel, immigration, and labor participation. Multiple mixed signals make navigating the way ahead difficult as evidenced by the volatility in capital markets and wide ranges of multiple economic outlooks.
U.S. fiscal policy has been expansionary in recent years, leaving a significant federal deficit which will most likely continue to grow, at least in the near term. The Inflation Reduction Act (IRA), signed into law in August 2022, raises federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases. The IRA does not have a significant immediate impact on Synovus.
The bank failures in March and May of 2023 and the subsequent response by both the banking industry and the Federal Reserve served to mitigate the risks of the failures becoming more systemic. However, the residual impacts on the broader economic environment remain uncertain and have generally presented a more challenging outlook for the banking industry. The impact of reactions to the bank failures include a proposed FDIC special assessment, increased regulatory scrutiny, future regulatory changes, continued pressure on deposits and liquidity, and a generally less sanguine outlook regarding bank profitability going forward.
Despite the headwinds discussed above, our presence in strong Southeastern U.S. growth markets positions Synovus to execute on our revised 2023 guidance outlined below by making prudent decisions around business mix, balance sheet optimization, and operating expenses, all of which will support enhanced financial performance and a return to growth as we proceed through 2024.
Executive Summary
Net income available to common shareholders for the third quarter of 2023 was $87.4 million, or $0.60 per diluted common share, compared to $194.8 million, or $1.33 per diluted common share, for the third quarter of 2022. Net income available to common shareholders for the nine months ended September 30, 2023 was $447.1 million, or $3.05 per diluted common share, compared to $527.3 million, or $3.60 per diluted common share, for the nine months ended September 30, 2022. The year-over-year changes were primarily impacted by higher interest income from increased rates largely offset by higher funding costs as well as higher non-interest expense primarily resulting from losses on strategic loan sales, restructuring charges related to a voluntary early retirement program, investments in our workforce and new business initiatives. Provision for credit losses was also higher compared to the same periods in 2022, driven by increased net charge-offs largely resulting from loan sales and exposure to a nationally syndicated credit.
Net interest income for the nine months ended September 30, 2023 was $1.38 billion, up $83.9 million, or 6%, compared to the same period in 2022. Net interest margin was up 1 bp over the comparable nine-month period to 3.25% as the benefits of our asset sensitive balance sheet and average loan growth were largely offset by continued increases in funding costs. Net interest margin for the third quarter was 3.11%, down 9 bps on a linked quarter basis, as the asset side of our balance sheet continued to benefit from higher rates, but the associated lagged impact from higher deposit pricing combined with remixing within our non-interest-bearing deposits resulted in margin compression.
Non-interest revenue for the third quarter of 2023 was $107.1 million, up $2.8 million, or 3%, and year-to-date was $352.5 million, up $45.6 million, or 15%, compared to the same periods in 2022.The primary drivers of the increase in the quarter-to-date comparative periods included higher card fees and increased brokerage revenue partially offset by lower service charges on deposits accounts. The primary drivers of the year-to-date increase included higher wealth revenue, a $13.1 million recovery of a non-performing asset related to Qualpay, a $7.0 million write-down on a minority Fintech investment that impacted earnings on equity method investments in the second quarter of 2022, and higher card fees. See Note 1 - Basis of Presentation and Accounting Policies for further discussion on Qualpay.
Non-interest expense for the third quarter of 2023 was $353.5 million, up $59.5 million, or 20%, and year-to-date was $982.6 million, up $134.1 million, or 16%, compared to the same periods in 2022. The increases were impacted by $31.0 million and $50.1 million, respectively, in losses for the three and nine months ended September 30, 2023 related to the strategic sales of medical office buildings loans and third-party consumer loans that closed in the third quarter of 2023, in addition to restructuring charges of $18.4 million recorded in the third quarter of 2023 for one-time termination benefits associated with a voluntary early retirement program offered to certain qualified employees. The nine months ended September 30, 2022 also benefited from a $7.3 million reversal of restructuring charges. The remaining increases were primarily due to investments in and expansion of our workforce and new business initiatives as well as the industry-wide increase in FDIC expense.
At September 30, 2023, loans, net of deferred fees and costs, of $43.68 billion, decreased $36.4 million, from December 31, 2022. Growth in C&I loans has been diversified but tempered somewhat by a strategic decline in loan-only relationships while CRE loans were impacted by the $1.17 billion medical office buildings loans sale that occurred during the third quarter of 2023. Excluding that sale, CRE growth was primarily a function of draws related to existing commitments and low levels of pay-offs. The decline in consumer loans was impacted by the disposition of $421.7 million of third-party consumer loans that closed in the third quarter of 2023.
Credit metrics continue to migrate from historically low levels with NPAs and NPLs both at 64 bps and total past dues at 13 bps, as a percentage of total loans at September 30, 2023. Year-to-date net charge-offs were $111.8 million, or 34 bps annualized, and included charge-offs of $31.3 million related to the sales of medical office buildings loans and third-party consumer loans that closed in the third quarter of 2023. During the third quarter of 2023, Synovus also charged-off $23.3 million related to exposure in a nationally syndicated credit. The ACL at September 30, 2023 totaled $532.7 million, an increase of $31.8 million from December 31, 2022, and the ACL to loans coverage ratio at September 30, 2023 of 1.22% increased 7 bps compared to December 31, 2022.
Total period-end deposits at September 30, 2023 increased $1.33 billion, or 3%, compared to December 31, 2022. Fluctuations among core deposits categories, including a decrease in non-interest-bearing demand deposits and money market accounts, with an offsetting increase in time deposits, was primarily a function of the rate environment, as well as deployment of excess cash in the case of non-interest-bearing deposits. Additionally, brokered deposits increased from December 31, 2022 as a result of continued proactive management of our balance sheet position. Average deposit costs of 2.31% for the third quarter of 2023 increased 193 bps from the prior year comparable period primarily due to the impact of the FOMC's rate hikes of 225 bps from September 30, 2022 to September 30, 2023. Deposit costs were impacted by pricing lags on core interest-bearing deposits as well as the decline in non-interest-bearing demand deposits.
At September 30, 2023, Synovus' CET1 ratio of 10.13% improved 50 bps compared to December 31, 2022, as our organic earnings continue to support capital accretion, which along with recent strategic transactions including loan sales, has been more than sufficient to offset marginal headwinds from the Qualpay acquisition. See Note 1 - Basis of Presentation and Accounting Policies for additional discussion on Qualpay.
More detail on Synovus' financial results for the three and nine months ended September 30, 2023 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2022 Form 10-K.
2023 Updated Guidance
Updated guidance(1) for the full year 2023, compared to 2022, includes strategic shifts in priorities and changes as we have implemented various expense actions:
•Loan growth(2) of 0% to 2%
•Core deposit(3) growth of 1% to 3%
•Adjusted revenue(2)(4)(5) growth of 1% to 2%
•Adjusted non-interest expense(4)(5) growth of 4% to 5%
•Ending CET1 ratio of greater than 10%
•Effective income tax rate of approximately 22%
(1) Adjusted non-interest expense(4) excludes the impact of the proposed FDIC special assessment (expected to be ~$47 million in the fourth quarter of 2023).
(2) Not adjusting for PPP loans or PPP revenue in 2023 updated guidance given relatively immaterial impact to 2022 and 2023 forecasted results.
(3) Excludes brokered deposits.
(4) See "Table 14 - Reconciliation of Non-GAAP Financial Measures” for applicable reconciliation to the most comparable GAAP measure.
(5) Guidance based on the 2022 baseline: adjusted revenue baseline of $2.21 billion and adjusted non-interest expense of $1.16 billion.

Changes in Financial Condition
During the nine months ended September 30, 2023, total assets decreased $388.4 million to $59.34 billion. Total loans decreased $36.4 million, largely a result of the strategic sales of $1.17 billion of medical office buildings loans and $421.7 million of third-party consumer loans which both closed in the third quarter of 2023, offset by growth primarily driven by loans to relationship-based commercial clients. Deposits increased $1.33 billion, with core deposits growing $409.6 million while fluctuations between deposit categories were primarily driven by the rate environment. Brokered deposits also increased as a result of continued proactive management of our balance sheet position. The loan to deposit ratio was 87.0% at September 30, 2023 as compared to 89.5% at December 31, 2022. Long-term debt has decreased $1.40 billion from December 31, 2022, driven by $1.88 billion lower long-term FHLB advances, with proceeds from the aforementioned strategic sales of non-relationship loans used to reduce wholesale funding, partially offset by the issuance of $500.0 million par value 2028 Synovus Bank Senior Notes in February 2023. Other short-term borrowings decreased $601.0 million primarily as a result of maturities of short-term FHLB Advances.
Total Synovus Financial Corp. shareholders' equity at September 30, 2023 increased $61.2 million compared to December 31, 2022, driven by growth in retained earnings, which included net income attributable to Synovus Financial Corp. of $473.4 million mostly offset by common and preferred stock dividends of $166.6 million and $26.3 million, respectively, as well as an increase in after-tax net unrealized losses on investment securities available for sale of $259.0 million.
Loans
The following table compares the composition of the loan portfolio at September 30, 2023, December 31, 2022, and September 30, 2022.

Table 2 - Loans by Portfolio Class
					September 30, 2023 vs. December 31, 2022 Change				September 30, 2023 vs. September 30, 2022 Change
(dollars in thousands)	September 30, 2023		December 31, 2022				September 30, 2022
Commercial, financial and agricultural	$14,498,966	33.2%	$13,874,416	31.8%	$624,550	5%	$13,254,966	31.1%	$1,244,000	9%
Owner-occupied	8,281,988	19.0	8,192,240	18.7	89,748	1	7,957,550	18.7	324,438	4
Total commercial and industrial	22,780,954	52.2	22,066,656	50.5	714,298	3	21,212,516	49.8	1,568,438	7
Investment properties	11,377,755	26.1	11,644,047	26.6	(266,292)	(2)	11,238,404	26.4	139,351	1
1-4 family properties	620,904	1.4	616,933	1.4	3,971	1	639,627	1.5	(18,723)	(3)
Land and development	396,194	0.9	389,333	0.9	6,861	2	409,934	1.0	(13,740)	(3)
Total commercial real estate	12,394,853	28.4	12,650,313	28.9	(255,460)	(2)	12,287,965	28.9	106,888	1
Consumer mortgages	5,391,282	12.3	5,214,443	11.9	176,839	3	5,166,928	12.1	224,354	4
Home equity	1,784,356	4.1	1,757,038	4.0	27,318	2	1,708,246	4.0	76,110	4
Credit cards	191,046	0.4	203,612	0.5	(12,566)	(6)	197,978	0.5	(6,932)	(4)
Other consumer loans	1,137,419	2.6	1,824,291	4.2	(686,872)	(38)	1,997,825	4.7	(860,406)	(43)
Total consumer	8,504,103	19.4	8,999,384	20.6	(495,281)	(6)	9,070,977	21.3	(566,874)	(6)
Loans, net of deferred fees and costs	$43,679,910	100.0%	$43,716,353	100.0%	$(36,443)	—%	$42,571,458	100.0%	$1,108,452	3%

At September 30, 2023, loans, net of deferred fees and costs of $43.68 billion, decreased $36.4 million from December 31, 2022. Growth in C&I loans has been diversified but tempered somewhat by a strategic decline in loan-only relationships while CRE loans were impacted by the $1.17 billion medical office buildings loans sale that occurred during the third quarter of 2023. Excluding that sale, CRE growth was primarily a function of draws related to existing commitments and low levels of pay-offs. The decline in consumer loans was impacted by the disposition of $421.7 million of third-party consumer loans that closed in the third quarter of 2023.
C&I loans remain the largest component of our loan portfolio, representing 52.2% of total loans, while CRE and consumer loans represent 28.4% and 19.4%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2023 were $35.18 billion, or 80.5% of the total loan portfolio, compared to $34.72 billion, or 79.4%, at December 31, 2022.

Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of September 30, 2023, 95.0% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 94.4% as of December 31, 2022. C&I loans at September 30, 2023 grew $714.3 million, or 3%, from December 31, 2022, and resulted primarily from diverse growth across industries and business lines, led by CIB, middle market, and specialty finance. C&I loan growth was also impacted by a strategic decline from loan-only relationships.

Table 3 - Commercial and Industrial Loans by Industry
		September 30, 2023		December 31, 2022
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,900,215	21.5%	$4,815,229	21.8%
Finance and insurance	52	4,328,469	19.0	3,726,279	16.9
Accommodation and food services	72	1,449,253	6.4	1,377,738	6.2
Manufacturing	31-33	1,339,413	5.9	1,465,395	6.6
Real estate and rental and leasing	5311	1,205,014	5.3	1,245,513	5.6
Retail trade	44-45	1,135,148	5.0	1,074,100	4.9
Wholesale trade	42	1,133,148	5.0	1,221,046	5.5
Construction	23	1,126,483	4.9	1,112,135	5.0
Transportation and warehousing	48-49	948,298	4.2	892,479	4.0
Professional, scientific, and technical services	54	925,607	4.1	944,939	4.3
Other services	81	914,977	4.0	929,777	4.2
Real estate other	53	786,609	3.4	788,457	3.6
Arts, entertainment, and recreation	71	558,311	2.4	476,534	2.2
Other industries	(2)	493,654	2.1	353,492	1.7
Public administration	92	453,698	2.0	487,583	2.2
Educational services	61	400,933	1.8	420,343	1.9
Administration, support, waste management, and remediation	56	268,029	1.2	253,459	1.2
Agriculture, forestry, fishing, and hunting	11	240,033	1.0	250,216	1.1
Information	51	173,662	0.8	231,942	1.1
Total commercial and industrial loans		$22,780,954	100.0%	$22,066,656	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 2% of total C&I loans.
At September 30, 2023, $14.50 billion of C&I loans, or 33.2% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2023, $8.28 billion of C&I loans, or 19.0% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.39 billion decreased $255.5 million, or 2%, from December 31, 2022, primarily due to the $1.17 billion medical office buildings loan sale that was completed during the third quarter of 2023.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings (medical and non-medical), shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2023 were $11.38 billion, or 91.8% of the CRE loan portfolio, and decreased $266.3 million, or 2%, from December 31, 2022, primarily due to the aforementioned medical office buildings loans sale. Excluding the strategic sale, growth was primarily in the multi-family category and arose largely from draws related to existing commitments and low levels of pay-off activity.
The following table shows the principal categories of the investment properties loan portfolio at September 30, 2023 and December 31, 2022.

Table 4 - Investment Properties Loan Portfolio
	September 30, 2023		December 31, 2022
(dollars in thousands)	Amount	% (1)	Amount	% (1)
Multi-Family	$3,930,617	34.5%	$3,134,571	26.9%
Hotels	1,790,094	15.7	1,708,194	14.7
Medical Office Buildings	417,902	3.7	1,561,957	13.4
Non-Medical Office Buildings	1,493,193	13.1	1,449,954	12.5
Shopping Centers	1,327,770	11.7	1,403,928	12.0
Warehouses	985,723	8.7	1,035,152	8.9
Other investment property	1,432,456	12.6	1,350,291	11.6
Total investment properties loans	$11,377,755	100.0%	$11,644,047	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2023, 1-4 family properties loans totaled $620.9 million, or 5.0% of the CRE loan portfolio, and increased slightly from December 31, 2022.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $396.2 million at September 30, 2023 increased marginally from December 31, 2022.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of September 30, 2023, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 783 for consumer mortgages and 796 for home equity, consistent with year-end 2022 scores.
Consumer loans at September 30, 2023 of $8.50 billion decreased $495.3 million, or 6%, compared to December 31, 2022. Mortgage loans increased $176.8 million from December 31, 2022 largely driven by seasonally higher production in the second quarter of 2023, including our physician product, in addition to lower levels of pay-offs. Other consumer loans decreased $686.9 million from December 31, 2022, primarily due to the disposition of $421.7 million of third-party consumer loans in addition to strategic runoff of the third-party lending portfolio.
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

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2023	%(1)	December 31, 2022	%(1)	September 30, 2022	%(1)
Non-interest-bearing demand deposits(2)	$12,395,135	24.7%	$14,574,451	29.8%	$15,373,709	32.2%
Interest-bearing demand deposits(2)	6,276,124	12.5	5,762,302	11.8	5,777,743	12.1
Money market accounts(2)	10,786,257	21.5	12,479,762	25.5	12,917,599	27.1
Savings deposits(2)	1,132,486	2.2	1,396,431	2.9	1,470,115	3.1
Public funds	6,885,705	13.7	6,635,552	13.6	5,549,665	11.7
Time deposits(2)	6,506,424	13.0	2,724,056	5.6	2,110,924	4.4
Brokered deposits	6,221,759	12.4	5,299,005	10.8	4,497,809	9.4
Total deposits	$50,203,890	100.0%	$48,871,559	100.0%	$47,697,564	100.0%
Core deposits(3)	$43,982,131	87.6%	$43,572,554	89.2%	$43,199,755	90.6%

Brokered time deposits	$3,698,374	7.4%	$3,330,946	6.8%	$2,545,199	5.3%
Public funds time deposits	$318,605	0.6%	$240,022	0.5%	$223,961	0.5%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.

Total period-end deposits at September 30, 2023 increased $1.33 billion, or 3%, compared to December 31, 2022. Fluctuations among core deposits categories, including a decrease in non-interest-bearing demand deposits and money market accounts, with an offsetting increase in time deposits, was primarily a function of the rate environment, as well as deployment of excess cash in the case of non-interest-bearing deposits. Compared to the linked quarter, we have started to see a slowing in the trend of clients shifting between time deposits and money market accounts. Additionally, brokered deposits increased from December 31, 2022 as a result of continued proactive management of our balance sheet position.
Average deposit costs of 2.31% for the third quarter of 2023, which equate to a cycle-to-date total deposit beta of 42% through the third quarter of 2023, increased 36 bps and 193 bps, from the prior quarter and prior year comparable period, respectively, primarily due to the impact of the FOMC's rate hikes of 25 bps during the third quarter of 2023 and 225 bps from September 30, 2022 to September 30, 2023. Deposit costs and betas were impacted by the pricing lags on core interest-bearing deposits as well as the decline in non-interest-bearing demand deposits. Our expectations for through-the-cycle total deposit betas are currently 46%-47% at the end of the year.
As of September 30, 2023 and December 31, 2022, $23.18 billion and $23.96 billion, respectively, of our deposit portfolio was uninsured, which represents approximately 45% and 49%, respectively, of total deposits. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At September 30, 2023, approximately 86% of our deposits are either insured (55%), collateralized (13%), or could be insured by switching to our insured cash sweep program, which has existing capacity (18%).
Non-interest Revenue
Non-interest revenue for the third quarter of 2023 was $107.1 million, up $2.8 million, or 3%, and year-to-date was $352.5 million, up $45.6 million, or 15%, compared to the same periods in 2022. The primary drivers of the increase in the quarter-to-date comparative periods included higher card fees and increased brokerage revenue partially offset by lower service charges on deposits accounts. The primary drivers of the year-to-date increase included higher wealth revenue, a $13.1 million recovery of a non-performing asset related to Qualpay, a $7.0 million write-down on a minority Fintech investment that impacted earnings on equity method investments in the second quarter of 2022, and higher card fees. See Note 1 - Basis of Presentation and Accounting Policies for further discussion on Qualpay.

The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service charges on deposit accounts	$21,385	$23,398	$(2,013)	(9)%	$67,836	$69,428	$(1,592)	(2)%
Fiduciary and asset management fees	20,205	19,201	1,004	5	59,928	59,577	351	1
Card fees	18,602	15,101	3,501	23	51,485	45,946	5,539	12
Brokerage revenue	20,237	17,140	3,097	18	63,703	47,038	16,665	35
Mortgage banking income	3,671	5,065	(1,394)	(28)	12,138	14,922	(2,784)	(19)
Capital markets income	6,377	6,839	(462)	(7)	27,077	19,704	7,373	37
Income from bank-owned life insurance	6,965	6,792	173	3	21,106	22,514	(1,408)	(6)
Insurance revenue	1,394	2,317	(923)	(40)	5,580	6,300	(720)	(11)
Investment securities gains (losses), net	—	—	—	nm	1,030	—	1,030	nm
Gain on sale of GLOBALT	1,929	—	1,929	nm	1,929	—	1,929	nm
Recovery of NPA	—	—	—	nm	13,126	—	13,126	nm
Other non-interest revenue	6,374	8,445	(2,071)	(25)	27,603	21,468	6,135	29
Total non-interest revenue	$107,139	$104,298	$2,841	3%	$352,541	$306,897	$45,644	15%

Core banking fees (1)	$46,034	$44,139	$1,895	4%	$138,961	$135,026	$3,935	3%
Wealth revenue (2)	$41,836	$38,658	$3,178	8%	$129,211	$112,915	$16,296	14%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Three and Nine Months Ended September 30, 2023 compared to September 30, 2022
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges declined over the prior year comparable periods. The largest category of service charges, account analysis fees, were up $607 thousand, or 6%, compared to the third quarter of 2022 and increased $1.9 million, or 7%, on a comparable year-to-date basis. NSF/overdraft fees were down $2.6 million, or 33%, and $4.4 million, or 20%, on a quarter-to-date and year-to-date basis, respectively, compared to the prior year and included the impact of NSF/overdraft fee program changes implemented in July 2023. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three and nine months ended September 30, 2023 were down $50 thousand, or 1%, and up $869 thousand, or 5%, respectively, compared to the same periods in 2022.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees remained steady despite volatility in the equity markets.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three and nine months ended September 30, 2023 were up compared to the same periods in 2022, benefiting from increased merchant fees primarily driven by our Qualpay acquisition in addition to higher credit card transaction volumes from elevated commercial/small business spend activity and account growth while the nine months ended September 30, 2023 increase was also impacted by higher merchant revenue resulting from higher sales transaction volumes.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and nine months ended September 30, 2023 increased 18% and 35%, respectively, over the prior year comparable periods, benefiting largely from client activity, including movement into short-term liquidity products such as repurchase agreements due to the rate environment.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was lower for the three months ended September 30, 2023, compared to the same period in 2022, primarily due to the rate environment stifling production. Mortgage banking income declined on a year-to-date basis primarily as a result of a $206.8 million, or 33%, decrease in loan sales compared to the same period in 2022. Secondary market production was $154.2 million for the three months ended September

30, 2023, a decline of $20.8 million, or 12%, compared to the third quarter of 2022 while year-to-date, it was $424.2 million, a $172.0 million, or 29%, decline compared to the prior year.
Capital markets income primarily includes fee income from client derivative transactions, as well as fee income from debt capital market transactions and foreign exchange. The decline in the third quarter of 2023 compared to the third quarter of 2022 primarily resulted from a $539 thousand decrease in fees on client derivative transactions, while the year-to-date increase was driven by $6.1 million higher loan syndication arranger fees and $1.1 million higher fee income from debt capital market transactions.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance contracts. The decrease for the nine months ended September 30, 2023 primarily related to $1.9 million lower proceeds from insurance benefits compared to the nine months ended September 30, 2022.
On September 30, 2023, Synovus further simplified its business mix and sold its asset management firm GLOBALT to its management team and recorded a $1.9 million gain, which included an earnout receivable valued at $1.8 million. The divestiture will be immaterial to earnings and will allow us to reallocate capital to higher returning fee income lines of business while continuing to meet our wealth clients’ needs.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, gains (losses) from sales of SBA loans, and other miscellaneous items. The three months ended September 30, 2023 decrease was largely due to $1.6 million lower loan servicing fees on our third-party lending partnerships while the nine months ended September 30, 2023 comparative period increase was primarily due to a $7.5 million increase in the fair value of non-qualified deferred compensation plan assets and the $7.0 million write-down on a minority Fintech investment recorded in the second quarter of 2022, partially offset by a $3.5 million gain on the sale of a certain real estate partnership in the first quarter of 2022 and $3.3 million lower loan servicing fees on our third-party lending partnerships.
Non-interest Expense
Non-interest expense for the third quarter of 2023 was $353.5 million, up $59.5 million, or 20%, and year-to-date was $982.6 million, up $134.1 million, or 16%, compared to the same periods in 2022. The increases were impacted by $31.0 million and $50.1 million, respectively, in losses for the three and nine months ended September 30, 2023 related to the strategic sales of medical office buildings loans and third-party consumer loans that closed in the third quarter of 2023, in addition to restructuring charges of $18.4 million recorded in the third quarter of 2023 for one-time termination benefits associated with a voluntary early retirement program offered to certain qualified employees. The nine months ended September 30, 2022 benefited from a $7.3 million reversal of restructuring charges. The remaining increases were primarily due to investments in and expansion of our workforce and new business initiatives as well as the industry-wide increase in FDIC expense.

The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries and other personnel expense	$179,741	$173,334	$6,407	4%	$551,667	$499,081	$52,586	11%
Net occupancy, equipment, and software expense	45,790	43,462	2,328	5	131,435	129,538	1,897	1
Third-party processing and other services	21,439	22,539	(1,100)	(5)	64,932	65,486	(554)	(1)
Professional fees	10,147	6,755	3,392	50	28,707	26,094	2,613	10
FDIC insurance and other regulatory fees	11,837	7,707	4,130	54	33,266	20,851	12,415	60
Amortization of intangibles	3,042	2,118	924	44	7,319	6,354	965	15
Restructuring charges (reversals)	17,319	956	16,363	nm	16,476	(7,318)	23,794	nm
Valuation adjustment to Visa derivative	900	—	900	nm	3,927	3,500	427	12
(Gain) loss on early extinguishment of debt	(526)	—	(526)	nm	(903)	677	(1,580)	nm
Loss on other loans held for sale	30,954	—	30,954	nm	50,064	—	50,064	nm
Other operating expense	32,889	37,139	(4,250)	(11)	95,676	104,248	(8,572)	(8)
Total non-interest expense	$353,532	$294,010	$59,522	20%	$982,566	$848,511	$134,055	16%

Three and Nine Months Ended September 30, 2023 compared to September 30, 2022
Salaries and other personnel expense increased for the three and nine months ended September 30, 2023 primarily due to the impacts of merit and inflationary wage increases and employee healthcare costs, while the nine months ended September 30, 2023 was also negatively impacted by a $7.5 million change in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue). Total headcount of 4,997 was down by 127, or 2%, compared to September 30, 2022 primarily as a result of the aforementioned voluntary early retirement program in addition to strategic reductions in areas primarily impacted by production volume declines, somewhat offset by additions in areas associated with revenue growth and certain critical support functions.
Professional fees were up for the three and nine months ended September 30, 2023 mostly due to higher consulting fees largely related to strategic and infrastructure investments and increased legal fees from various transaction-related matters.
FDIC insurance and other regulatory fees increased for the three and nine months ended September 30, 2023, largely due to the industry-wide 2 bps increase in the deposit insurance initial base assessment rate that went into effect in the first quarter of 2023. Moreover, on May 22, 2023, the FDIC published its proposed rule to charge certain banks a special assessment to cover losses incurred by the Deposit Insurance Fund (DIF) due to bank failures in March 2023. The rule proposes a special assessment at an annual rate of 12.5 bps on a bank's uninsured deposits balance, in excess of $5 billion, as of December 31, 2022, payable in eight quarterly installments beginning in the first quarter of 2024. If the rule is finalized as proposed, we expect to record an expense and corresponding liability of approximately $47 million upon the enactment date, which is the date the final rule is published in the Federal Register.
During the three months ended September 30, 2023, restructuring charges (reversals) primarily consisted of $18.4 million in one-time termination benefits associated with a voluntary early retirement program offered to certain qualified employees and $857 thousand in gains on sale of branches previously closed. The nine months ended September 30, 2023 included the aforementioned charges related to the voluntary early retirement program in addition to $4.1 million in gains on the sale of branches previously closed and $1.5 million of additional severance that was unrelated to the amount recorded for the voluntary early retirement program. Restructuring reversals during the nine months ended September 30, 2022 primarily included $12.6 million in gains largely relating to the sale of corporate real estate facilities in Columbus, Georgia.
During the three and nine months ended September 30, 2023, Synovus recorded valuation adjustments of $900 thousand and $3.9 million, respectively, to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund to its litigation escrow account, while during the nine months ended September 30, 2022, $3.5 million was recorded following Visa's litigation escrow funding.
During the three and nine months ended September 30, 2023, Synovus repurchased $9.0 million and $13.6 million, respectively, of its 5.90% Fixed-to-Floating Rate Subordinated Notes on the open market and recognized gains of $526 thousand and $903 thousand, respectively, on the early extinguishment of debt. On February 10, 2022, Synovus Bank redeemed all of its 2.289% Fixed-to-Floating Rate Senior Bank Notes and incurred a $677 thousand loss on early extinguishment of debt.
During the three and nine months ended September 30, 2023, Synovus recorded losses of $31.0 million and $50.1 million, respectively, related to the strategic sales of medical office buildings loans and third-party consumer loans that closed in the third quarter of 2023. See Note 3 - Loans and Allowance for Loan Losses for further discussion.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was down for the three and nine months ended September 30, 2023 largely due to decreased loan expense from lower production. Year-to-date other operating expense was also impacted by the reversal of a $2.7 million impairment charge related to Qualpay recorded in the first quarter of 2023.
Income Tax Expense
Income tax expense was $27.7 million for the three months ended September 30, 2023, compared to $59.6 million for the three months ended September 30, 2022, representing effective tax rates of 22.3% and 22.7%, respectively. Income tax expense was $133.2 million for the nine months ended September 30, 2023, compared to income tax expense of $152.1 million for the nine months ended September 30, 2022, representing effective tax rates of 22.0% and 21.6%, respectively.
The effective tax rate was lower for the three months ended September 30, 2023, but higher for the nine months ended September 30, 2023, primarily due to a change in the timing and mix of discrete tax items recognized in the comparable periods. These items include tax benefits from share-based compensation, the accrual and release of reserves for uncertain tax positions, and accounting for changes in tax laws, all of which can vary significantly and affect comparability from period to period.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. Credit metrics continue to migrate from historically low levels with NPAs and NPLs both at 64 bps and total past dues at 13 bps, as a percentage of total loans at September 30, 2023. Net charge-offs were $66.8 million, or 61 bps annualized, and $111.8 million, or 34 bps annualized, and included charge-offs of $23.3 million and $31.3 million, respectively, for the three and nine months ended September 30, 2023, related to the strategic sales of medical office buildings loans and third-party lending loans that closed in the third quarter of 2023. During the three months ended September 30, 2023, Synovus also charged-off $23.3 million related to exposure in a nationally syndicated credit. We expect a net charge-off ratio range of 30-40 bps in the fourth quarter of 2023 and a net charge-off ratio range of 25-30 bps for the full year 2023.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Non-performing loans	$280,532	$128,061	$122,094
Impaired loans held for sale	—	—	447
ORE and other assets	—	15,320	15,320
Non-performing assets	$280,532	$143,381	$137,861
Total loans	$43,679,910	$43,716,353	$42,571,458
Non-performing loans as a % of total loans	0.64%	0.29%	0.29%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.64	0.33	0.32
Loans 90 days past due and still accruing	$3,792	$3,373	$3,443
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$54,974	$65,568	$63,545
As a % of total loans	0.13%	0.15%	0.15%
Net charge-offs, quarter	$66,822	13,300	$4,682
Net charge-offs/average loans, quarter	0.61%	0.12%	0.04%
Net charge-offs, year-to-date	$111,768	$53,156	$39,856
Net charge-offs/average loans, year-to-date	0.34%	0.13%	0.13%
Provision for (reversal of) loan losses, quarter	$73,116	$35,366	$18,204
Provision for (reversal of) unfunded commitments, quarter	(544)	(482)	7,377
Provision for (reversal of) credit losses, quarter	$72,572	$34,884	$25,581
Provision for (reversal of) loan losses, year-to-date	145,876	68,983	33,618
Provision for (reversal of) unfunded commitments, year-to-date	(2,269)	15,570	16,051
Provision for (reversal of) credit losses, year-to-date	143,607	84,553	49,669
Allowance for loan losses	$477,532	$443,424	$421,359
Reserve for unfunded commitments	55,185	57,455	57,936
Allowance for credit losses	$532,717	$500,879	$479,295
ACL to loans coverage ratio	1.22%	1.15%	1.13%
ALL to loans coverage ratio	1.09	1.01	0.99
ACL/NPLs	189.90	391.13	392.56
ALL/NPLs	170.22	346.26	345.11

Non-performing Assets
Total NPAs were $280.5 million at September 30, 2023, a $137.2 million, or 96%, increase from December 31, 2022 primarily due to the designation of several large commercial relationships as non-performing, which are reserved and collateralized.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at September 30, 2023 were 3.4% of total loans, or $1.48 billion, up $541.8 million as compared to 2.2% of total loans, or $942.1 million, at December 31, 2022.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	September 30, 2023	December 31, 2022
Special mention	$568,052	$312,921
Substandard	857,065	626,266
Doubtful	39,987	—
Loss	18,786	2,884
Criticized and Classified loans	$1,483,890	$942,071
As a % of total loans	3.4%	2.2%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $72.6 million and $143.6 million, respectively, for the three and nine months ended September 30, 2023, compared to a provision of $25.6 million and $49.7 million, respectively, for the three and nine months ended September 30, 2022. The increases were predominantly driven by increased net charge-offs. Net charge-offs for the three and nine months ended September 30, 2023 were $66.8 million and $111.8 million, respectively, as compared to $4.7 million and $39.9 million, respectively, for the three and nine months ended September 30, 2022. As previously mentioned, 2023 net charge-offs were primarily driven by loan sales and exposure to a nationally syndicated credit.
The ALL of $477.5 million and the reserve for unfunded commitments of $55.2 million, which is recorded in other liabilities, comprise the total ACL of $532.7 million at September 30, 2023. The ACL increased $31.8 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of an ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.22% at September 30, 2023 increased 7 bps as compared to December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from normalizing observed defaults, reserves on individually evaluated loans, and uncertain economic conditions.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At September 30, 2023, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	September 30, 2023	December 31, 2022
CET1 capital
Synovus Financial Corp.	$5,182,453	$4,926,194
Synovus Bank	5,573,571	5,446,703
Tier 1 risk-based capital
Synovus Financial Corp.	5,719,598	5,463,339
Synovus Bank	5,573,571	5,446,703
Total risk-based capital
Synovus Financial Corp.	6,709,654	6,415,681
Synovus Bank	6,256,288	6,079,152
CET1 capital ratio
Synovus Financial Corp.	10.13%	9.63%
Synovus Bank	10.93	10.66
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.18	10.68
Synovus Bank	10.93	10.66
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.12	12.54
Synovus Bank	12.26	11.89
Leverage ratio
Synovus Financial Corp.	9.38	9.07
Synovus Bank	9.15	9.06

At September 30, 2023, Synovus' CET1 ratio of 10.13% improved 50 bps compared to December 31, 2022, as our organic earnings continue to support capital accretion, which along with recent strategic transactions including loan sales, has been more than sufficient to offset marginal headwinds from the Qualpay acquisition. See Note 1 - Basis of Presentation and Accounting Policies for additional discussion on Qualpay. In light of the persistent uncertain economic environment, in the near-term, we will continue to focus on preserving capital. Over the medium-term, capital management could be more opportunistic, depending on economic outlook, credit migration and growth prospects. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2022 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On January 18, 2023, Synovus announced that its Board of Directors approved a capital plan that included a $0.04 increase in the quarterly common stock dividend to $0.38 per share, beginning with the quarterly dividend payable in April 2023, and authorized share repurchases of up to $300 million in 2023. Synovus has not repurchased any shares during 2023.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020 and the September 30, 2023 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At September 30, 2023, $29.2 million, or a cumulative 6 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $166.6 million, or $1.14 per common share, for the nine months ended September 30, 2023, compared to $148.3 million, or $1.02 per common share, for the nine months ended September 30, 2022. In addition, Synovus declared dividends on its preferred stock of $26.3 million for the nine months ended September 30, 2023 compared to $24.9 million for the nine months ended September 30, 2022.
Liquidity
Liquidity represents the extent to which Synovus has readily available sources of funding to meet the needs of depositors, borrowers, and creditors; to support asset growth; and to otherwise sustain operations of Synovus and its subsidiaries, at a reasonable cost, on a timely basis, and without adverse consequences. ALCO monitors Synovus' economic, competitive, and regulatory environment and is responsible for measuring, monitoring, and reporting on liquidity and funding risk as well as market risk.
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
Synovus Bank also generates liquidity through the issuance of brokered certificates of deposit and money market accounts. Synovus Bank accesses funds from a broad geographic base to diversify its sources of funding and liquidity. Synovus Bank also has the capacity to access funding through its membership in the FHLB system and the Federal Reserve. Management continuously monitors and maintains appropriate levels of liquidity so as to provide adequate funding sources to manage client deposit withdrawals, loan requests, and other funding demands.
Core deposit balances have increased by $409.6 million compared to December 31, 2022. Fluctuations among deposit categories, including a $2.18 billion decrease in non-interest-bearing demand deposits and a $1.69 billion decline in money market accounts, with an offsetting $3.78 billion increase in time deposits, has primarily been a function of the rate environment, as well as deployment of excess cash in the case of non-interest-bearing deposits. Compared to the linked quarter, we have started to see a slowing in the trend of clients shifting between time deposits and money market accounts. Synovus continues to proactively manage its liquidity position, which has included increasing brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources like the FRB's Bank Term Funding Program. At September 30, 2023, contingent sources of liquidity totaled approximately $26.7 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $6.67 billion, subject to FHLB credit policies. Synovus was able to improve its liquidity position by reducing our reliance on wholesale funding by $1.62 billion during the third quarter of 2023.
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
During the three and nine months ended September 30, 2023, Synovus repurchased $9.0 million and $13.6 million, respectively, of its 5.90% Fixed-to-Floating Rate Subordinated Notes on the open market and recognized gains of $526 thousand and $903 thousand, respectively, on the early extinguishment of debt. The Company may continue to redeem any outstanding debt as it deems appropriate and as permitted per regulatory approvals if so required and compliance with laws.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. See "Part II – Item 1A. Risk Factors - Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations," of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and "Part I – Item 1A. Risk Factors - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results," of Synovus' 2022 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem its preferred stock, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average total assets for the nine months ended September 30, 2023 increased $3.02 billion, or 5%, as compared to the first nine months of 2022. Average earning assets increased $3.32 billion, or 6%, in the first nine months of 2023 compared to the same period in 2022. The increase in average earning assets primarily resulted from a $3.22 billion, or 8%, increase in average total loans, net of unearned income, primarily attributable to growth in commercial loans largely in the second half of 2022 as well as increased line utilization and low levels of pay-offs.
Average interest-bearing liabilities increased $5.57 billion, or 16%, for the first nine months of 2023 compared to the same period in 2022. The increase in average interest-bearing liabilities largely resulted from a $2.92 billion increase in brokered deposits, a $2.19 billion increase in time deposits, and a $1.89 billion increase in long-term debt, partially offset by a $1.93 billion decrease in money market accounts. The increases in brokered deposits and long-term debt were largely due to the ongoing management of our liquidity position which also included the February 2023 issuance of $500.0 million par value Synovus Bank Senior Notes. The increase in time deposits and decrease in money market accounts were correlated as fluctuations between these categories have been driven by the rate environment. Average non-interest-bearing deposits decreased $2.81 billion, or 17%, for the first nine months of 2023 compared to the same period in 2022 primarily due to the continued pressures from the rate environment and client deployment of excess funds.
Net interest income for the nine months ended September 30, 2023 was $1.38 billion, up $83.9 million, or 6%, compared to the same period in 2022. Net interest margin was up 1 bp over the comparable nine-month period to 3.25% as the benefits of our asset sensitive balance sheet and average loan growth were largely offset by continued increases in funding costs.
On a sequential quarter basis, net interest income was down $12.4 million, or 3%, impacted largely by continued higher deposit costs. Net interest margin for the third quarter was 3.11%, down 9 bps compared to the second quarter of 2023, as the asset side of our balance sheet continued to benefit from higher rates, but the associated lagged impact from higher deposit pricing combined with remixing within our non-interest-bearing deposits resulted in margin compression. We expect net interest margin in the fourth quarter of 2023 to contract at a pace similar to the third quarter of 2023, followed by expectations for a relatively stable margin in the first quarter of 2024.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2023 and 2022, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2023 Compared to 2022
	2023			2022			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,990,459	$579,177	6.57%	$32,836,799	$384,995	4.65%	$25,242	$168,940	$194,182
Consumer loans (2)	8,509,757	108,065	5.06	8,931,573	94,425	4.21	(4,476)	18,116	13,640
Less: Allowance for loan losses	(461,385)	—	—	(419,160)	—	—	—	—	—
Loans, net	43,038,831	687,242	6.34	41,349,212	479,420	4.60	20,766	187,056	207,822
Investment securities available for sale	11,194,291	61,642	2.20	11,126,705	53,550	1.92	327	7,765	8,092
Trading account assets	16,186	237	5.86	16,771	81	1.93	(3)	159	156
Other earning assets(4)	1,237,445	16,369	5.17	1,012,717	5,791	2.24	1,263	9,315	10,578
FHLB and Federal Reserve Bank stock	244,906	3,783	6.18	244,879	1,412	2.31	—	2,371	2,371
Mortgage loans held for sale	53,904	879	6.52	66,601	862	5.18	(166)	183	17
Other loans held for sale	881,067	17,035	7.57	892,805	11,155	4.89	(145)	6,025	5,880
Total interest earning assets	56,666,630	$787,187	5.51%	54,709,690	$552,271	4.00%	22,042	212,874	234,916
Cash and due from banks	509,511			557,537
Premises and equipment	365,568			383,189
Other real estate	—			2,398
Cash surrender value of bank-owned life insurance	1,102,626			1,080,914
Other assets(5)	1,272,344			1,322,251
Total assets	$59,916,679			$58,055,979
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,114,171	$52,983	2.08%	$8,437,408	$5,782	0.27%	$1,141	$46,060	$47,201
Money market accounts	13,147,465	95,339	2.88	15,410,964	20,696	0.53	(3,024)	77,667	74,643
Savings deposits	1,178,322	280	0.09	1,508,312	84	0.02	(17)	213	196
Time deposits	6,180,584	59,972	3.85	2,270,163	2,428	0.42	4,140	53,404	57,544
Brokered deposits	6,442,690	83,486	5.14	3,899,669	17,927	1.82	11,666	53,893	65,559
Federal funds purchased and securities sold under repurchase agreements	73,344	296	1.58	240,412	641	1.04	(438)	93	(345)
Other short-term borrowings	1,722	—	—	709,078	3,666	2.02	(3,602)	(64)	(3,666)
Long-term debt	3,230,374	50,524	6.18	2,656,939	22,156	3.29	4,755	23,613	28,368
Total interest-bearing liabilities	40,368,672	$342,880	3.37%	35,132,945	$73,380	0.83%	$14,621	$254,879	$269,500
Non-interest-bearing demand deposits	13,049,343			16,904,353
Other liabilities	1,713,131			1,340,020
Total equity	4,785,533			4,678,661
Total liabilities and shareholders' equity	$59,916,679			$58,055,979
Net interest income and net interest margin, taxable equivalent (6)		$444,307	3.11%		$478,891	3.47%	$7,421	$(42,005)	$(34,584)
Less: taxable-equivalent adjustment		1,148			972
Net interest income		$443,159			$477,919

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2023 - $11.8 million, 2022 - $11.9 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.60) billion and $(1.06) billion for the three months ended September 30, 2023 and 2022, respectively.
(6)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2023 Compared to 2022
	2023			2022			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$35,216,487	$1,672,529	6.35%	$31,828,932	$974,024	4.09%	$103,629	$594,876	$698,505
Consumer loans (2)	8,580,029	316,757	4.92	8,749,927	259,619	3.95	(5,019)	62,157	57,138
Less: Allowance for loan losses	(457,818)	—	—	(419,478)	—		—	—	—
Loans, net	43,338,698	1,989,286	6.14	40,159,381	1,233,643	4.11	98,610	657,033	755,643
Investment securities available for sale	11,229,290	183,118	2.17	11,179,378	151,111	1.80	672	31,335	32,007
Trading account assets	16,302	671	5.49	12,640	193	2.04	56	422	478
Other earning assets(4)	1,398,211	51,660	4.87	1,245,102	8,267	0.88	996	42,397	43,393
FHLB and Federal Reserve Bank stock	277,136	11,439	5.50	195,238	3,917	2.67	1,636	5,886	7,522
Mortgage loans held for sale	48,398	2,297	6.33	85,126	2,665	4.17	(1,146)	778	(368)
Other loans held for sale	625,262	26,995	5.69	739,627	24,133	4.30	(3,678)	6,540	2,862
Total interest earning assets	56,933,297	$2,265,466	5.32%	53,616,492	$1,423,929	3.55%	97,146	744,391	841,537
Cash and due from banks	593,023			548,322
Premises and equipment	367,332			389,083
Other real estate	—			8,498
Cash surrender value of bank-owned life insurance	1,096,567			1,076,381
Other assets(5)	1,187,026			1,515,226
Total assets	$60,177,245			$57,154,002
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,702,651	$118,007	1.63%	$9,162,684	$11,752	0.17%	$687	$105,568	$106,255
Money market accounts	13,665,672	253,351	2.48	15,592,671	32,896	0.28	(4,036)	224,491	220,455
Savings deposits	1,274,142	771	0.08	1,491,893	223	0.02	(33)	581	548
Time deposits	4,892,146	121,019	3.31	2,700,505	6,254	0.31	5,082	109,683	114,765
Brokered deposits	6,116,392	214,627	4.69	3,192,848	27,952	1.17	25,583	161,092	186,675
Federal funds purchased and securities sold under repurchase agreements	98,212	1,317	1.77	227,335	871	0.51	(493)	939	446
Other short-term borrowings	705,292	24,559	4.59	400,862	4,561	1.50	3,415	16,583	19,998
Long-term debt	3,400,156	148,968	5.80	1,512,059	41,069	3.61	50,980	56,919	107,899
Total interest-bearing liabilities	39,854,663	$882,619	2.96%	34,280,857	$125,578	0.49%	$81,185	$675,856	$757,041
Non-interest-bearing demand deposits	13,972,152			16,786,794
Other liabilities	1,592,230			1,243,900
Total equity	4,758,200			4,842,451
Total liabilities and shareholders' equity	$60,177,245			$57,154,002
Net interest income and net interest margin, taxable equivalent (6)		$1,382,847	3.25%		$1,298,351	3.24%	$15,961	$68,535	$84,496
Less: taxable-equivalent adjustment		3,405			2,796
Net interest income		$1,379,442			$1,295,555

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2023 - $34.6 million, 2022 - $45.6 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.53) billion and $(747.7) million for the nine months ended September 30, 2023 and 2022, respectively.
(6)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 42% as of the most recently reported period. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment, with the federal funds rate at the Federal Reserve’s targeted range of 5.25% to 5.50% as of September 30, 2023 and the prime rate of 8.50% as of September 30, 2023. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 4.8% and 2.4% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.6% and 5.3% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at September 30, 2023, with comparable information for December 31, 2022.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next twelve months)
Change in Interest Rates (in bps)	September 30, 2023	December 31, 2022
+200	4.8%	6.4%
+100	2.4	3.1
-100	(2.6)	(3.5)
-200	(5.3)	(7.5)
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
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of rising interest rates as we have experienced in the past year. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.

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
As of September 30, 2023 and December 31, 2022, Synovus had $5.75 billion and $5.25 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of September 30, 2023 and December 31, 2022, Synovus had $2.77 billion and $2.23 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted non-interest revenue
Total non-interest revenue	$107,139	$104,298	$352,541	$306,897
Gain on sale of GLOBALT	(1,929)	—	(1,929)	—
Investment securities (gains) losses, net	—	—	(1,030)	—
Recovery of NPA	—	—	(13,126)	—
Fair value adjustment on non-qualified deferred compensation	1,035	1,076	(1,934)	5,611
Adjusted non-interest revenue	$106,245	$105,374	$334,522	$312,508

Adjusted non-interest expense
Total non-interest expense	$353,532	$294,010	$982,566	$848,511
(Loss) gain on other loans held for sale	(30,954)	—	(50,064)	—
Restructuring charges (reversals)	(17,319)	(956)	(16,476)	7,318
Valuation adjustment to Visa derivative	(900)	—	(3,927)	(3,500)
Gain (loss) on early extinguishment of debt	526	—	903	(677)
Fair value adjustment on non-qualified deferred compensation	1,035	1,076	(1,934)	5,611
Adjusted non-interest expense	$305,920	$294,130	$911,068	$857,263

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$305,920	$294,130	$911,068	$857,263
Amortization of intangibles	(3,042)	(2,118)	(7,319)	(6,354)
Adjusted tangible non-interest expense	$302,878	$292,012	$903,749	$850,909

Net interest income	$443,159	$477,919	$1,379,442	$1,295,555
Total non-interest revenue	107,139	104,298	352,541	306,897
Total revenue	$550,298	$582,217	$1,731,983	$1,602,452
Tax equivalent adjustment	1,148	972	3,405	2,796
Total TE revenue	$551,446	$583,189	$1,735,388	$1,605,248
Recovery of NPA	—	—	(13,126)	—
Gain on sale of GLOBALT	(1,929)	—	(1,929)	—
Investment securities (gains) losses, net	—	—	(1,030)	—
Fair value adjustment on non-qualified deferred compensation	1,035	1,076	(1,934)	5,611
Adjusted revenue	$550,552	$584,265	$1,717,369	$1,610,859
Efficiency ratio-TE	64.11%	50.41%	56.62%	52.86%
Adjusted tangible efficiency ratio	55.01	49.98	52.62	52.82

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$87,423	$194,753	$447,110	$527,260
Recovery of NPA	—	—	(13,126)	—
Loss (gain) on other loans held for sale	30,954	—	50,064	—
Restructuring charges (reversals)	17,319	956	16,476	(7,318)
Valuation adjustment to Visa derivative	900	—	3,927	3,500
(Gain) loss on early extinguishment of debt	(526)	—	(903)	677
Gain on sale of GLOBALT	(1,929)	—	(1,929)	—
Investment securities (gains) losses, net	—	—	(1,030)	—
Tax effect of adjustments (1)	(11,371)	(228)	(13,017)	749
Adjusted net income available to common shareholders	$122,770	$195,481	$487,572	$524,868
Weighted average common shares outstanding, diluted	146,740	146,418	146,683	146,465
Net income per common share, diluted	$0.60	$1.33	$3.05	$3.60
Adjusted net income per common share, diluted	0.84	1.34	3.32	3.58

	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Adjusted return on average assets (annualized)
Net income	$96,465	$203,044	$472,568	$552,132
Recovery of NPA	—	—	(13,126)	—
Loss (gain) on other loans held for sale	30,954	—	50,064	—
Restructuring charges (reversals)	17,319	956	16,476	(7,318)
Valuation adjustment to Visa derivative	900	—	3,927	3,500
(Gain) loss on early extinguishment of debt	(526)	—	(903)	677
Gain on sale of GLOBALT	(1,929)	—	(1,929)	—
Investment securities (gains) losses, net	—	—	(1,030)	—
Tax effect of adjustments (1)	(11,371)	(228)	(13,017)	749
Adjusted net income	$131,812	$203,772	$513,030	$549,740
Net income annualized	$382,714	$805,555	631,822	738,198
Adjusted net income annualized	$522,950	$808,443	685,919	735,000
Total average assets	$59,916,679	$58,055,978	60,177,245	57,154,002
Return on average assets (annualized)	0.64%	1.39%	1.05	1.29
Adjusted return on average assets (annualized)	0.87	1.39	1.14	1.29

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	September 30, 2023	June 30, 2023	September 30, 2022
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$87,423	$165,819	$194,753
Loss (gain) on other loans held for sale	30,954	2,360	—
Restructuring charges (reversals)	17,319	(110)	956
Gain on sale of GLOBALT	(1,929)	—	—
Valuation adjustment to Visa derivative	900	3,027	—
(Gain) loss on early extinguishment of debt	(526)	(377)	—
Tax effect of adjustments (1)	(11,371)	(1,193)	(228)
Adjusted net income available to common shareholders	$122,770	$169,526	$195,481

Adjusted net income available to common shareholders annualized	$487,077	$679,967	$775,550
Amortization of intangibles, annualized net of tax	9,131	7,344	6,401
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$496,208	$687,311	$781,951

Net income available to common shareholders annualized	$346,841	$665,098	$772,661
Amortization of intangibles, annualized net of tax	9,131	7,344	6,401
Net income available to common shareholders excluding amortization of intangibles	$355,972	$672,442	$779,062

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,223,422	$4,303,722	$4,141,516
Average goodwill	(476,408)	(460,118)	(452,390)
Average other intangible assets, net	(59,016)	(36,738)	(30,214)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$3,687,998	$3,806,866	$3,658,912
Return on average common equity (annualized)	8.2%	15.5%	18.7%
Adjusted return on average common equity (annualized)	11.5	15.8	18.7
Return on average tangible common equity (annualized)	9.7	17.7	21.3
Adjusted return on average tangible common equity (annualized)	13.5	18.1	21.4

(dollars in thousands)	September 30, 2023	December 31, 2022	September 30, 2022
Tangible common equity ratio
Total assets	$59,342,930	$59,731,378	$58,639,522
Goodwill	(479,851)	(452,390)	(452,390)
Other intangible assets, net	(49,096)	(27,124)	(29,242)
Tangible assets	$58,813,983	$59,251,864	$58,157,890

Total Synovus Financial Corp. shareholders' equity	$4,536,958	$4,475,801	$4,229,715
Goodwill	(479,851)	(452,390)	(452,390)
Other intangible assets, net	(49,096)	(27,124)	(29,242)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,470,866	$3,459,142	$3,210,938
Total Synovus Financial Corp. shareholders' equity to total assets ratio	7.65%	7.49%	7.21%
Tangible common equity ratio	5.90	5.84	5.52

(1) An assumed marginal tax rate of 24.3% for 3Q23, 2Q23, and 4Q22 and 23.8% for 3Q22 was applied.

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities: Synovus did not complete any share repurchases during the three months ended September 30, 2023. The Company announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

SYNOVUS FINANCIAL CORP.

November 3, 2023	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)