Form 10-K
period 2023-12-31
SYNOVUS FINANCIAL CORP
filed 2024-02-23
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023
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
_______________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $4,215,933,879 based on the closing sale price of $30.25 reported on the New York Stock Exchange on June 30, 2023.
As of February 20, 2024, there were 146,399,324 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2024 (“Proxy Statement”)	Part III

SYNOVUS FINANCIAL CORP.

INDEX OF DEFINED TERMS

Throughout this discussion, references to "Synovus," "we," "our," "us," "the Company," and similar terms refer to the consolidated entity consisting of Synovus Financial Corp. and its subsidiaries unless the context indicates that we refer only to the Parent Company, Synovus Financial Corp. When we refer to the "Bank" or "Synovus Bank" we mean our only bank subsidiary, Synovus Bank.

ACL – Allowance for credit losses (ALL, reserve on unfunded loan commitments, and reserve, if required, on debt securities and other receivables)
ALCO – Synovus' Asset Liability Management Committee
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
CIB - Corporate and Investment Banking
CISO - Chief Information Security Officer
CMO – Collateralized Mortgage Obligation
Code – Internal Revenue Code
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
COVID – Coronavirus disease 2019
CRA – Community Reinvestment Act
CRE – Commercial real estate
DCF – Discounted cash flow
DEI – Diversity, equity, and inclusion
DIF – Deposit Insurance Fund
Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act
DRR – Dual Risk Rating
ESG – Environmental, social, and governance
i

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
GSE – Government sponsored enterprise
HTC– Historic tax credits
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
IRS – Internal Revenue Service
ISO – Independent sales organization
ITC – Investment tax credits
LGD – Loss given default
LIBOR – London Interbank Offered Rate
LIHTC – Low Income Housing Tax Credit
LTV – Loan-to-collateral value ratio
MBS – Mortgage-backed securities
MPS – Merchant processing servicer(s)
NAICS – North American Industry Classification System
nm – not meaningful

NOL – Net operating loss
NPA – Non-performing assets
NPL – Non-performing loans
NSF – Non-sufficient funds
NYSE – New York Stock Exchange
OCI – Other comprehensive income (loss)
OCC – Office of the Comptroller of the Currency
OFAC – Office of Foreign Assets Control
ORE – Other real estate
Parent Company – Synovus Financial Corp.
PCAOB – Public Company Accounting Oversight Board
PCD – Purchased credit deteriorated
PD – Probability of default
PPNR – Pre-provision net revenue
PPP – Paycheck Protection Program established as part of the Coronavirus Aid, Relief, and Economic Security Act
Qualpay – Qualpay, Inc.
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
U.S. – United States

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
FORWARD-LOOKING STATEMENTS
Certain statements made or incorporated by reference in this Report which are not statements of historical fact, including those under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Report, constitute forward-looking statements within the meaning of, and subject to the protections of, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements include statements with respect to Synovus' beliefs, plans, objectives, goals, targets, expectations, anticipations, assumptions, estimates, intentions, and future performance and involve known and unknown risks, many of which are beyond Synovus' control and which may cause Synovus' actual results, performance, or achievements or the financial services industry or economy generally, to be materially different from future results, performance, or achievements expressed or implied by such forward-looking statements.
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential,” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:
(1)competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;
(2)our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
(3)an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations, and future growth, including that the strength of the current economic environment could be further weakened by prolonged periods of inflation and interest rate fluctuations;
(4)changes in the cost and availability of funding due to changes in the deposit market and credit market;
(5)restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;
(6)the impact of recent adverse developments in the banking industry, highlighted by high-profile bank failures, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;
(7)our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;
(8)our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;
(9)prolonged periods of high inflation and their effects on our business, profitability, and our stock price, as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);
(10)changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;
(11)the impact of recent, proposed, and potential changes in governmental policy, laws, and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including inflationary pressures and potential interest rate fluctuations;
(12)we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;
(13)our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(14)our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;
(15)our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;
(16)our asset quality may deteriorate or our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
(17)the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, cybersecurity risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;
(18)we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;
(19)if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;
(20)our ability to identify and address cybersecurity risks such as data security breaches, malware, "denial of service" attacks, "hacking," and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;
(21)the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;
(22)our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;
(23)our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;
(24)we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;
(25)our ability to obtain regulatory approval to take certain actions, including any dividends on our common or preferred stock, any repurchases of our common or preferred stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;
(26)we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
(27)our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;
(28)the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;
(29)the fluctuation in our stock price and general volatility in the stock market;
(30)the effects of any damages to our reputation resulting from developments related to any of the items identified above; and
(31)other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part I - Item 1A. Risk Factors" of this Report.
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
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 1111 Bay Avenue, Suite 500, Columbus, Georgia 31901, and our telephone number at that address is (706) 641-6500. Our common stock is traded on the NYSE under the symbol “SNV.” At December 31, 2023, we had total consolidated assets of $59.81 billion and total consolidated deposits of $50.74 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our financial results for 2023 and 2022 is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates primarily throughout Alabama, Florida, Georgia, South Carolina, and Tennessee. Synovus Bank offers commercial and consumer services. Our commercial banking services include commercial, financial, and real estate lending, treasury management, asset management, capital markets services, and institutional trust services. Our consumer banking services include accepting customary types of demand and savings deposits accounts; mortgage, installment, and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; internet-based banking services; and bank credit and debit card services, including Visa and MasterCard services. At December 31, 2023, Synovus Bank operated 246 branches and 354 ATMs across our footprint.
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
Business Developments
Throughout 2023, Synovus' core strategic focus remained on expanding and diversifying the franchise in terms of revenue, profitability, and asset size while maintaining a relationship-based approach to banking. In a year fraught with industry instability, economic uncertainty, inflationary pressures, and enhanced regulatory scrutiny, we made deliberate adjustments to our businesses and business model to drive sustained franchise value while retaining our legacy focus on our people and our clients. We also continued to embrace the acceleration of technology and adoption of digital and data capabilities.
Synovus began 2023 with a continued focus on a streamlined strategic plan centered on growth and performance through four core pillars: reposition for advantage, simplify and streamline, adopt high-tech meets high touch, and enhance talent and culture. Various strategic initiatives supported each of these pillars, with a prioritization on such matters as investing in commercial growth, fortifying consumer banking, optimizing wealth, refreshing the brand, re-imagining the client journey, automating systems and processes, using advanced analytics, enhancing modern core enabled banking products, developing diverse leaders, and establishing a growth based culture. With the bank failures beginning in March and continuing into May 2023, however, Synovus adapted its strategy to robustly manage through the crisis, focusing on safety and soundness through additional liquidity and deposit generation initiatives across all lines of business, overall credit vigilance, enhanced industry and sector monitoring, and optimized capital management.
In 2024, Synovus' streamlined strategic plan will focus on three fundamentals - enhancing profitability, deepening relationships, and accelerating growth. These goals are supported by such initiatives as banking-as-a-service capabilities, deposit generation strategies, expansion in strategic growth verticals such as middle market commercial banking and corporate and investment banking, additional Treasury and Payments solutions, and certain investments in the bank of the future through automation, digital, and analytics.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, and continued consolidation within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations, and credit unions and other nonbank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other financial services. In addition, competition from nontraditional banking institutions, often known as Fintech, continues to increase and accelerate, with consumers having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions. Moreover, Synovus competes increasingly with other companies based on financial technology and capabilities, such as mobile banking and electronic capabilities. Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our clients. However, we often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the client experience. See "Part I - Item 1A. Risk Factors - Strategic Risk - Competition in the financial services industry may adversely affect our future earnings and growth."
As of December 31, 2023, we were the largest bank holding company headquartered in Georgia based on assets. We believe that Synovus' relationship-based approach provides us with a competitive advantage and that our financial services clients are generally influenced by convenience, quality of service, personal contacts, price of services, availability of products, and the quality of technology that supports the client experience. We continue to gain traction in most of our growth markets, as well as overall markets, as shown in the most recent market share deposit data for FDIC-insured institutions as of June 30, 2023. We have also made significant investments to develop the Company's digital platform and capabilities over the last several years to remain competitive in meeting our clients' evolving needs and expectations.
Human Capital Resources
Synovus' financial performance and strategy rely heavily on our value proposition of relationship banking delivered through experts committed to providing an exceptional client experience and offering value-added advice and financial solutions. As such, Synovus' ability to identify, attract, develop, and retain a qualified and skilled workforce across our segments in multiple banking specialties and other areas is central to our growth and delivery of long-term shareholder value. In managing our business, management focuses on a number of human capital measures and objectives including: workforce demographics; compensation and benefits; talent acquisition, development, and retention; diversity, equity, and inclusion; and employee health and safety. Synovus' Chief Human Resources Officer, reporting to the Chairman of the Board, Chief Executive Officer, and President, oversees all aspects of the employee experience, including talent acquisition and management, learning and development, and compensation and benefits. The Compensation and Human Capital Committee has primary oversight responsibility for Synovus' talent development and human capital management strategies, with the Board’s full engagement, oversight, and support on this critical component of the Company’s strategic success.
In 2023, the Company's human capital strategy focused on the unique circumstances of our employees and continued transformation of our technology for the management of our workforce through investments in upgraded systems and processes. The Company continued to respond to an evolving labor market in 2023, including increased competition for talent, increased need for workplace flexibility, and increased labor costs. We executed a voluntary early retirement program for certain qualified employees in 2023 and continued to meaningfully invest in our workforce.
Workforce Demographics
At Synovus, our employees are at the center of our culture and success and help us continue to meet the evolving needs of our clients. As of December 31, 2023, Synovus had 4,879 employees, 216 of which were part-time employees, predominately located in our primary markets of Georgia, Florida, Alabama, South Carolina, and Tennessee.
Compensation and Benefits
Synovus strives to provide competitive compensation and benefits that meet the varying needs of employees, including market-competitive pay, healthcare benefits, short- and long-term incentive packages, a 401(k) plan with a dollar-for-dollar company match on employee contributions up to 5% of pay, an employee stock purchase plan, tuition assistance, and wellness and employee assistance programs. We provide additional resources to support our employees' mental health, family needs, and financial well-being. The Company's short- and long-term incentive programs are aligned with our strategy and key business objectives and are intended to motivate strong performance. Synovus engages in nationally recognized outside compensation salary surveys and utilizes the expertise of a nationally recognized outside executive compensation firm to objectively evaluate our compensation and benefits and benchmark them against industry peers and similarly situated organizations. Synovus periodically reviews compensation and benefits by grade level and position to verify similar positions are paid comparatively and to ensure that Synovus has a competitive and valuable offering to meet the well-being and needs of our employees. In addition to our competitive benefits packages, we offer enhanced work-life balance through hybrid and remote work opportunities in certain job roles. For the year ended December 31, 2023, total salaries and other personnel expense, which includes all compensation and benefits to our employees, totaled $728.4 million. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense" of this Report for further discussion of salaries and other personnel expense.
Talent Acquisition, Development, and Retention
The Company remains committed to creating a compelling work environment with abundant growth and career development opportunity. We continue our efforts to attract and retain the brightest and best talent. Of the approximately 1,154 open positions filled in 2023, 31% were filled by internal hires. Approximately 13% of our workforce received a promotion in 2023, consisting of 67% women and 36% people of color. Our commitment to our employees has resulted in a long-term workforce with an average tenure of eight years of service. We attribute our ability to attract and retain talent to several factors, including impactful work that affects the communities in which our employees live, strong leadership, availability of career advancement opportunities, and competitive and equitable total rewards.
Synovus is committed to providing access to learning, development, and training opportunities that enable all employees to reach their full potential and to achieve the strategic goals of the Company. Synovus enables employees by providing access to in-person, virtual instructor-led, on demand, and curated learning opportunities to support skill development. This includes, but is not limited to, new hire orientation, role-based training programs, technical training, and professional and leadership development. Synovus also encourages all employees to devote at least one hour a week for professional development. Moreover, Synovus believes in the importance of equipping leaders and has invested in developing leaders at every level. Our leadership development programs – Ignite, Connect, and Catalyst – focus on frontline leadership, senior leadership, and executive-level readiness through a tailored approach to development and succession planning.
Synovus also supports and encourages its employees in external development opportunities. Synovus offers a tuition assistance program for employees seeking qualified undergraduate and graduate degrees and other continuing education programs. We also provide 100% tuition coverage for employees selected for specialty banking schools.
Synovus continued to focus on employee engagement and culture in 2023. We received extremely high scores from our employees on the recently conducted employee engagement survey and continue to explore and focus on additional improvements through our “Voice of the Team Member” action teams.
In 2023, we achieved a Great Place to Work designation by the Great Place to Work Institute and were recognized again among Atlanta's Top Workplaces by the Atlanta Journal Constitution and as a Forbes 2023 Best Bank in America. Moreover, Synovus won three Brandon Hall Excellence awards in 2023 in recognition of our Ignite and Catalyst leadership development programs and our customer care leadership and development program. A member of our executive leadership team again received national recognition for The Most Powerful Women to Watch while another senior leader received national recognition for The Most Powerful Women in Banking: Next 2023 from American Banker.
Diversity, Equity, and Inclusion
At Synovus, we value a diversity of backgrounds, experiences, thought, and perspective and strive to have a diverse workforce representative of the clients and communities we serve. As of December 31, 2023, 65% of our employees were women and 31% of our employees were people of color. In addition to our commitment to an overall diverse and balanced workforce and talent pipeline, we continue to focus on diversity in senior leadership. As a result of our endeavors, we continue to achieve steady progress with representation of women and people of color in senior leadership roles improving over the last six years to 39% and 18%, respectively, at the end of 2023. Moreover, women represent 50% and people of color represent 13% of our executive leadership team at the end of 2023.
To continue to build and attract a diverse workforce, in 2023, Synovus continued to work with key organizations and partnerships to strengthen our recruiting efforts. We continued our campus recruiting efforts, executing a comprehensive campus recruitment strategy with a focus on diversity, deepening our relationships with historically black colleges and universities in our markets, hosting a diversity symposium, and increasing our focus on military recruitment. We also continued to work with such professional organizations as the Latin American Association Unidos in Finance and leveraged our numerous and varied employee resource groups for internal referrals. Moreover, we continued to focus on awareness and improvements in the diversity of our early talent internship and accelerated banker programs.
As to the existing workforce, in 2023, Synovus continued its work toward increasing all dimensions of DEI across our employee population and all levels within the organization, engaging employee resource groups to assist with talent acquisition, development, and community outreach, and increasing our internal dialogue through forums, fireside chats, and listen and learn events. In 2023, we provided enhanced awareness and education to our employees around neurodiversity. In addition, all of our leadership programs include unconscious bias and/or DEI modules. In 2023, we also received recognition by GallantFew as a Gallant Corporation, working to provide specialized assistance and support to our veterans and those transitioning to the Company from military service.
As part of our commitment to fair and equitable compensation for all employees, in 2023, Synovus conducted gender and ethnicity pay equity analysis to augment the ongoing pay equity work being conducted by the Company. Results of the analysis and the resulting nominal pay adjustments were shared with the Compensation and Human Capital Committee.
Employee Health and Safety
Synovus is committed to operating in a safe, secure, and responsible manner for the benefit of our employees, clients, and communities. Synovus provides a range of programs to improve the physical, financial, and emotional well-being of our employees, including a range of physical and mental health and wellness benefits, and strives to create a safe and healthy workplace for all employees.
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
Activity Limitations
As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing, or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If Synovus Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Synovus Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized under applicable regulatory standards as of December 31, 2023, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
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
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities. The assessments of our financial reporting controls as of December 31, 2023 are included in this Report under “Item 9A. Controls and Procedures.”
The Federal Reserve also requires bank holding companies meeting certain asset size thresholds, such as us, to establish and maintain a risk committee of its board of directors and appoint a chief risk officer, each meeting certain requirements.
Volcker Rule
Section 13 of the BHC Act, commonly referred to as the “Volcker Rule,” generally prohibits us and our subsidiaries from (i) engaging in certain proprietary trading and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage and requires us to maintain a compliance program.
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022, and the NYSE did adopt corresponding listing standards for clawback policies in 2023. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
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
Capital Requirements
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization based on its size, complexity, or risk profile must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from nontraditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks, are important factors that are to be taken into account in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.
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
The FDICIA, among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management, and capital distributions depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations, and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan up to an amount equal to the lesser of 5% of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
In 2023, the Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024. As of December 31, 2023, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2023
	Synovus	Synovus Bank
CET1 capital ratio	10.22%	10.93%
Tier 1 risk-based capital ratio	11.28	10.93
Total risk-based capital ratio	13.07	12.29
Leverage ratio	9.49	9.21

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" of this Report for further information.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and Synovus' December 31, 2023 regulatory capital ratios reflect Synovus' election of the five-year transition provision.
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
•the aggregate amount of dividends to be declared or anticipated to be declared during the current calendar year exceeds 50% of its net income for the previous calendar year; or
•its total adversely classified assets in its most recent regulatory examination exceeded 80% of its Tier 1 capital plus its allowance for loan losses.
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
Regulation of the Bank
Synovus Bank, which is a member of the Federal Reserve System, is subject to comprehensive supervision and regulation by the Federal Reserve, and is subject to its regulatory reporting requirements, as well as supervision and regulation by the GA DBF. As a member bank of the Federal Reserve System, Synovus Bank is required to hold stock in its district Federal Reserve Bank in an amount equal to 6% of its capital stock and surplus (half paid to acquire stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve System as a result of owning the stock and the stock cannot be sold or traded. The annual dividend rate for member banks that are the size of Synovus Bank is based on a floating dividend rate tied to 10-year U.S. Treasuries with the maximum dividend rate capped at 6%.
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
As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio would be restored to at least 1.35% by September 30, 2028. The FDIC's amended restoration plan increased the initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning with the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including Synovus Bank, if the DIF reserve ratio is not restored as projected.

In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during the first half of 2023. The assessment base for the special assessment is equal to a bank's uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 bps for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024.
Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by a bank’s federal regulatory agency. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.
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
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors, and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect, and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Synovus Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures, and controls to reflect changes required by law.
FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs. Banking regulators will consider compliance with the USA PATRIOT Act’s money laundering provisions in acting upon merger and acquisition proposals. Bank regulators routinely examine institutions for compliance with these obligations and have been active in imposing cease and desist and other regulatory orders and civil money penalties against institutions found to be violating these obligations. Sanctions for violations of the USA PATRIOT Act can be imposed in an amount equal to twice the sum involved in the violating transaction up to $1 million. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in subsequent years.
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

Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” and advised financial institutions of the risks posed by CRE lending concentrations. The guidance requires that appropriate processes be in place to identify, monitor, and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The guidance is triggered when CRE loan concentrations exceed either:
•total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
This guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type. We have always had exposures to loans secured by CRE due to the nature of our markets and the borrowing needs of both consumer and commercial clients. We believe our long-term experience in CRE lending, underwriting policies, internal controls, and other policies currently in place, as well as our loan and credit monitoring and administration procedures, are generally appropriate in managing our concentrations as required under the guidance.
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
On October 25, 2023, the Federal Reserve proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions.
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
On October 24, 2023, the OCC, Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least "Satisfactory" on its CRA exam.
Privacy, Credit Reporting, and Data Security
The GLB generally prohibits disclosure of non-public consumer information to non-affiliated third parties unless the consumer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to clients annually. Financial institutions, however, will be required to comply with state law if it is more protective of consumer privacy than the GLB. The GLB also directed federal regulators to prescribe standards for the security of consumer information. Synovus Bank is subject to such standards, as well as standards for notifying clients in the event of a security breach. Synovus Bank utilizes credit bureau data in underwriting activities. Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data. The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act. Clients must be notified when unauthorized disclosure involves sensitive client information that may be misused. On November 18, 2021, the federal banking agencies issued a new rule effective in 2022 that requires banks to notify their primary federal regulator within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” In addition, effective in December 2023, the SEC issued a new rule that requires registrants to disclose material cybersecurity incidents within four business days.
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. As a result, financial institutions, like Synovus and Synovus Bank, are expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. In addition, effective in December 2023, the SEC enhanced and standardized the disclosure obligations related to a registrant's cybersecurity risk management, strategy, and governance. Our information security protocols are designed in part to adhere to the requirements of bank regulatory guidance and these enhanced SEC disclosure requirements. See "Part I - Item 1C. Cybersecurity" of this Report for additional information on cybersecurity.
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
Non-Discrimination Policies
Synovus Bank is also subject to, among other things, the provisions of the Equal Credit Opportunity Act ("ECOA") and the Fair Housing Act ("FHA"), both of which prohibit discrimination based on race or color, religion, national origin, sex, and familial status in any aspect of a consumer or commercial credit or residential real estate transaction. The Department of Justice ("DOJ") and the federal bank regulatory agencies have issued an Interagency Policy Statement on Discrimination in Lending that provides guidance to financial institutions in determining whether discrimination exists, how the agencies will respond to lending discrimination, and what steps lenders might take to prevent discriminatory lending practices. The DOJ has increased its efforts to prosecute what it regards as violations of the ECOA and FHA.
LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act") to address references to LIBOR in contracts that: (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of the June 30, 2023 deadline, Synovus had made a concerted effort to eliminate LIBOR-based exposures by discontinuing the use of LIBOR in new business and by amending LIBOR-based contracts for legacy exposures to transition to other acceptable indexes. As of December 31, 2023, there was approximately $3 million of loan exposures which were still accruing on LIBOR but which will transition to SOFR upon their next index reset period. Additionally, there are various other exposures, most notably derivatives, which will transition to SOFR upon the next reset period in a manner that is consistent with industry practice.
In addition, one of the alternative successor benchmark rates to LIBOR, BSBY, will be permanently discontinued effective November 15, 2024. As of December 31, 2023, there was approximately $160 million of customer derivative exposure on BSBY and approximately $800 million of loan exposures accruing on BSBY. Actions are underway to modify these loans to alternative index rates or to convert these loans under existing fallback language. Synovus does not believe that significant further actions will be required as part of the effort to adhere to the industry LIBOR or BSBY transition.
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
We operate in a highly competitive environment and our profitability and future growth depends on our ability to compete successfully based on such factors as pricing, convenience, product offerings, technology, accessibility, quality of service, and client relationships. We face pricing competition for loans and deposits and, in order for us to compete for borrowers and depositors, we may be required to offer loans and deposits on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than us in competing across the financial services landscape and investing in new products, technology and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. Non-bank competitors can also operate in areas or offer certain products that may be considered speculative or risky. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services may impact our future earnings and growth.
Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation.
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
In the current competitive banking environment, overall revenue growth must outpace operating costs, which requires the successful execution of both growth and efficiency initiatives. In addition, we must continue to implement strategies to grow our product and service offerings and keep pace with changing technologies and client expectations in order to realize continued earnings growth and to remain competitive with the other banks and non-bank financial services providers in the markets we serve. We are continuously implementing strategic initiatives to achieve growth, reduce expense, and unlock efficiencies. Our current initiatives include, but are not limited to, expanding our banking-as-a-service capabilities, growing our corporate and investment banking and middle market commercial banking divisions, developing certain digital asset capabilities and products, and investing in the bank of the future through automation, artificial intelligence, digital, and analytics. While we have realized growth and efficiency gains as a result of current and past initiatives, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected level of future savings and revenue enhancements that we anticipate. Additionally, any new service and product offerings, particularly digital offerings, will compete directly with other Synovus Bank product and service offerings. Consequently, any realized revenue from such growth initiatives may correspond to decreased revenue from other Synovus Bank product and service offerings.
Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will positively impact our organization. These initiatives may fail to meet our own or our client’s expectations and may fail to keep pace with bank and non-bank competition and we may realize significant losses as a result.
Finally, changes to the bank regulatory landscape generally, but particularly with respect to digital product offerings and third-party service providers, could negatively impact and undermine the rationale behind several of our initiatives.
The implementation of new lines of business, new products and services, and new technologies may subject us to additional risk.
We have launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to our banking-as-a-service capabilities, corporate and investment banking initiatives, treasury and payments solutions business, and asset-based and structured lending capabilities. An important part of our business strategy is to continue these efforts to implement new products, services, and technologies designed to better serve our clients and respond to digitization trends in banking. There are substantial risks and uncertainties associated with these efforts. Initial timetables for the introduction and development of new lines of business, new products or services, and/or new technologies may not be achieved and price and profitability targets may not prove feasible. Additionally, such new products, services, and technologies often increase our reliance on third-party service providers. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service, and/or new technologies. Furthermore, any new line of business, new product or service, and/or new technology could require the establishment of new key controls and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, products, or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
We may pursue bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.
While we continue to focus on organic growth opportunities, we may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered within our footprint and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns and reduce the attractiveness of these opportunities. Furthermore, even if we are able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to us or we may fail to realize the anticipated benefits from such acquisitions. In addition, all acquisitions are subject to various regulatory approvals, and if we were unable (or there was a perception that we would be unable) to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability, or regulatory compliance issues, it would impair our ability to consummate acquisitions. Any acquisition could also be dilutive to our earnings and shareholders’ equity per share of our common stock.
Operational Risk
Failure to attract and retain employees may adversely impact our ability to successfully execute our growth and efficiency strategies.
Our financial success depends upon our ability to attract and retain diverse, highly motivated, and well-qualified personnel that we rely on to execute all aspects of our business. We face increasingly significant competition in the recruitment of qualified employees at all levels from financial institutions and others. Moreover, the banking industry continues to transform due to technological innovation, increased demand for workplace flexibility, and competition for talent from non-bank financial services providers, and our ability to recruit and retain qualified individuals that bring a diversity of perspective and innovative thinking to our teams is both more difficult and more necessary. These trends, combined with labor shortages, have resulted in generally increased labor costs. Such trends may continue in the near term, which may result in further challenges in hiring and retaining employees throughout the organization. We must continually assess and manage how our talent needs change over time and failure to meet such needs may have a negative impact on our ability to compete.
In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements with our frontline employees, management team, or other key employees and cannot guarantee that our employees will remain with us. The unexpected loss of services of one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel. In addition, the unexpected loss or inability to hire or retain branch-level employees could have a material adverse impact on our ability to increase deposits, generate frontline revenue, and properly service our clients.
Furthermore, we have had a number of employee changes resulting from our voluntary early retirement program in 2023 and certain leadership changes over the last several years. Such changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including our relationships with our clients, suppliers, vendors, and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth leadership transition could hinder our strategic planning, execution, and future performance.
The financial services market is undergoing rapid technological changes, and if we are unable to stay current with those changes, we will not be able to effectively compete.
The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily related to increased digitization of banking services and capabilities (including those related to or involving artificial intelligence, machine learning, blockchain, and other technologies) and increased demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow client demand for our products and services and to create additional efficiencies in our operations. Our substantial investments in digital banking solutions, technology, and information systems will increase our dependency on third-party service providers and such investments may underperform expectations and could result in unexpected losses. Some of our competitors have substantially greater resources to invest in technological improvements and have invested more heavily than us, and will continue to be able to do so, in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the Fintech charter provided by the OCC. We may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to our clients or keep pace with our competitors in this arena. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition, or results of operations may be adversely affected.
We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
We continue to invest significant resources in our core information technology systems, including by deepening and expanding our use of cloud-based applications, in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components, and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.
We rely extensively on information technology systems to operate our business and an interruption or security breach may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.
As a complex financial institution, we rely extensively on our information technology systems to operate our business, including to process, record, and monitor a large number of client transactions on a continuous basis. As client, public, and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure must continue to be safeguarded and monitored for potential failures, disruptions, and breakdowns. Our business, financial, accounting, data processing systems, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; and, as described below, cyber-attacks. While we have policies, procedures, and systems designed to prevent or limit the effect of possible failures, interruptions, or breaches in security of information systems and business continuity programs designed to provide services in the case of such events, there is no guarantee that these safeguards or programs will address all of the threats that continue to evolve.
We face significant cyber and data security risk that could result in the disclosure of confidential information, adversely affect our business or reputation, and expose us to significant liabilities.
As a complex financial institution, we are under continuous threat of loss due to cyber-attacks. This risk continues to increase, and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. Furthermore remote working environments for both Synovus and many of our clients has heightened these risks. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach, or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm, and litigation challenges that we may face as a result.
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
The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us including damage to our reputation, disclosure obligations, the loss of clients, and violations of applicable data privacy laws. We also could face litigation and regulatory action. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to clients adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of client confidence in financial institutions including us.
Fraud remains an elevated risk for us and for all banks, and as such, we may experience increased losses due to fraud.
In recent years, fraud risk continued to be a significant risk for us and for all banks. Card fraud and deposit fraud (check kiting, wire fraud, etc.) continue to be significant sources of fraud attempts and losses in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to cybersecurity risks, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, NSF fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud, and other malfeasance. Criminals are turning to new sources to steal personally identifiable information in order to impersonate our clients to commit fraud.
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

Our regulators require us to report fraud promptly, and regulators often advise banks of new schemes to enable the entire industry to adapt as quickly as possible. However, some level of fraud loss is unavoidable, and the risk of loss cannot be eliminated.
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, cybersecurity, operational, regulatory compliance, litigation, and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses and our business and results of operations could be materially adversely affected.
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
Our reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring, and retaining and providing growth opportunities for employees who share our core values of being an integral part of the communities we serve, delivering superior service to our clients, caring about our clients and employees, and investing in our information technology and other systems. If our reputation is negatively affected by the actions of our employees or otherwise, including as a result of operational, clerical, or record-keeping errors, or those resulting from faulty or disabled computer or telecommunications systems or a successful cyber-attack against us or other unauthorized release or loss of client information, our reputation, business, and our operating results may be materially adversely affected. Damage to our reputation could also negatively impact our credit ratings and impede our access to the capital markets.
We rely on other companies to provide key components of our business infrastructure.
Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third-party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades, and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.
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
We maintain relationships with a number of ISOs, which generally act as intermediaries for third-party companies that want to develop the capacity to accept payment cards. ISO activities include, among other things, acquiring and issuing functions, soliciting merchants and other clients, soliciting cardholders, underwriting and monitoring, arranging for terminal leases or purchases, account and transaction processing, and client service. We face risks related to our oversight and supervision of the ISO program (including compliance and reputational monitoring) as well as to the reputation and financial viability of the ISOs with which we do business. Any failure by us to appropriately oversee and supervise our ISO program could damage our reputation, result in regulatory or compliance issues, result in third-party litigation, and cause financial losses to us. Further, our ISO program is highly dependent upon the activities and financial viability of our ISO counter-parties, and any negative developments at the ISOs may present financial losses and other risk to us.
The costs and effects of litigation, investigations or similar matters involving us or other financial institutions or counterparties, or related adverse facts and developments, could materially affect our business, operating results, and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report. Furthermore, litigation against banks tend to increase during economic downturns and periods of credit deterioration which may occur or worsen as a result of the current economic uncertainty.
We manage these risks through internal controls, employee training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2023, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.
Our insurance may not cover all claims that may be asserted against us and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
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
Beginning in early 2022 and through July 2023, in response to growing signs of inflation, the FRB increased interest rates rapidly and made a number of adjustments to monetary policy and liquidity, including quantitative tightening and other balance sheet actions. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.
On the other hand, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition, and results of operations.
Although the FRB increased the target federal funds rate throughout 2022 and 2023 to combat inflationary trends, the FRB held the federal funds rate steady in December 2023 for the third consecutive meeting and indicated that the rate is likely to be decreased in 2024 and beyond. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, and other changes in financial markets.
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
In managing our consolidated balance sheets, we depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our clients. In addition to core deposits, sources of funding available to us and upon which we rely as regular components of our liquidity and funding management strategy include borrowings from the FHLB and brokered deposits. In general, the amount, type, and cost of our funding, including from other financial institutions, the capital markets, and deposits, directly impacts our costs of operating our business and growing our assets and can therefore positively or negatively affect our financial results. A number of factors could make funding more difficult, more expensive, or unavailable on any terms, including, but not limited to, a downgrade in our credit ratings, financial results, changes within our organization, specific events that adversely impact our reputation, disruptions in the capital markets, specific events that adversely impact the financial services industry, counterparty availability, recently proposed changes to the FHLB system, changes affecting our assets, the corporate and regulatory structure, interest rate fluctuations, general economic conditions, and the legal, regulatory, accounting, and tax environments governing our funding transactions. Also, we compete for funding with other banks and similar companies, many of which are substantially larger, and have more capital and other resources.
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
Synovus Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we were required to raise rates on many of our deposits in 2023 to keep pace with our competition. Moreover, Synovus Bank’s funding costs may increase further in the near term. If Synovus Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2023 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold in the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.

Our allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
We derive the most significant portion of our revenue from our lending activities. When we lend money, commit to lend money, or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, representing management's best estimate of life of loan credit losses within the existing portfolio of loans and related unfunded commitments, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the use of both qualitative and quantitative information, including estimates, assumptions, and quantitative modeling techniques, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of non-accrual loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for credit losses.
We expect that the allowance for credit losses under the CECL standard to be more volatile and as such could have an impact on our results of operations. For a discussion of changes in accounting standards and regulatory capital implications, see “Part I - Item 1. Business - Supervision, Regulation, and Other Factors - Capital Requirements.”
Various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance as well as the supporting methods and processes. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance or additional loan charge offs. An increase in the allowance for credit losses would result in a decrease in net income and capital and could have a material adverse effect on our capital, financial condition and results of operations.
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
As of December 31, 2023, we and our consolidated subsidiaries had $1.93 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt, or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates), and regulatory constraints, including, among other things, distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business, and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations or obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing, or restructure our debt on terms that may not be favorable to us.
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
We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. These changes may result in increased costs of doing business and decreased revenue and net income, may reduce our ability to effectively compete to attract and retain clients, or make it less attractive for us to continue providing certain products and services. We expect regulatory bodies such as the CFPB and FDIC to continue to take a more aggressive enforcement stance and increase their focus and scrutiny on all consumer facing financial institutions. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations and enforcement practices, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations.
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
Further, bank failures, such as the ones occurring in 2023, have and may in the future diminish public confidence in small and regional banks' abilities to safeguard deposits in excess of federally insured limits, which could prompt clients to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on net interest margin and results of operations. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holdings companies and, in particular, regional banks like Synovus.
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
Inflation rose significantly during 2022 to levels not seen for over 40 years. Although inflation moderated in the first half of 2023 and significantly declined in the second half of 2023, the economic impact of inflation continues to persist. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, rising inflation may lead to a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If inflation continues, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.
Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.
We are operating in an uncertain economic environment. The global credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability and a potential recession. While our management team continually monitors market conditions and economic factors throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, we could experience a sharp increase in our total net charge-offs and could also be required to significantly increase our allowance for credit losses. Economic instability could also result in decreased demand for loans and our other products and services. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), and tax policies and laws, all of which could reduce demand for loans and adversely impact our borrowers' ability to repay our loans.
In addition, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflict between Russia and Ukraine, which is increasing volatility in commodity and energy prices, creating supply chain issues and causing instability in financial markets. Sanctions imposed by the U.S. and other countries in response to such conflict, as well as the Israel/Hamas conflict and the strained relationship between the U.S. and China, could further adversely impact the stability of financial markets. The specific consequences of the conflicts in Ukraine and Israel/Hamas on our business is difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our clients and borrowers, we may also experience an increase in cyber-attacks against us, our clients and borrowers, service providers, and other third parties.
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
Recent negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system.
The closures of Silicon Valley Bank and Signature Bank in March 2023 and First Republic Bank in May 2023, negative media attention surrounding these events, and concerns about future events have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like Synovus. These market developments have negatively impacted client confidence in the safety and soundness of regional banks. As a result, some clients have chosen, and may continue to choose, to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital, and results of operations. While the Treasury, the Federal Reserve, and the FDIC took action to ensure that depositors of these failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring client confidence in regional banks and the banking system more broadly.
We also anticipate increased regulatory scrutiny – in the course of routine examinations and otherwise – and new regulations directed towards banks of similar size to Synovus Bank, designed to address the recent negative developments in the banking industry, all of which may increase our costs of doing business and reduce our profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition, the level of uninsured deposits, the level of unrealized losses in either available-for-sale or held-to-maturity securities portfolios, contingent liquidity, CRE loan composition and concentration, capital position, and general oversight and internal control structures regarding the foregoing. This could impact our ability to achieve our strategic objectives and may result in changes to our balance sheet position which could, in turn, negatively impact our profitability.

There may be risks resulting from the extensive use of models in our business.
Synovus relies on quantitative models to measure risks, estimate certain financial values, and inform certain business decisions. Models may be used in such processes as determining the pricing of various products, grading and underwriting loans, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy, developing strategic initiatives, calculating regulatory capital levels, and estimating the value of financial instruments and balance sheet items.
Models generally predict or infer certain financial outcomes, leveraging historical data and assumptions as to the future, often with respect to macroeconomic conditions. Development and implementation of some of these models requires us to make difficult, subjective, and complex judgments. Poorly designed, implemented, or incorrectly used models present the risk that certain Synovus business decisions may be adversely affected by inappropriate model output. In addition, information we provide to the public or to our regulators based on poorly designed, implemented, or incorrectly used models could be misleading or inaccurate. Certain decisions that the regulators make, including those related to dividends to Synovus’ shareholders, could be adversely affected due to the perception of insufficient model quality or incorrect model use.
ESG risks could adversely affect our reputation and shareholder, employee, client, and third-party relationships and may negatively affect our stock price.
Our business faces increasing public scrutiny related to ESG activities. We risk damage to our brand and reputation if we fail to act responsibly or are perceived to act too aggressively in a number of areas, such as DEI, environmental stewardship, including with respect to climate change, human capital management, support for our local communities, corporate governance, and transparency, or fail to consider ESG factors in our business operations.
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
Additionally, some investors and shareholder advocates are placing ever increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.
Climate change could adversely affect our business, affect client activity levels, and damage our reputation.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers' and businesses' behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in our becoming subject to new or heightened regulatory requirements, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs, or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes, and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
NONE.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
Cybersecurity is a critical component of Synovus’ business and the advancement of our strategies, including our growth initiatives. As a financial institution, we face a multitude of cybersecurity threats that range from attacks common to most industries, such as ransomware and denial-of-service, to attacks from more advanced and persistent, highly organized adversaries that target the financial services industry specifically. Our clients, vendors, and partners face similar cybersecurity threats, and a cybersecurity incident impacting us or any of these stakeholders could materially adversely affect our operations, performance, and results of operations. As such, we maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to these cybersecurity threats and risks. Our program is fully integrated within the Company’s enterprise risk management system and addresses both the corporate information technology environment and client-facing products and services.
We believe each of Synovus’ employees has a role in the Company’s cybersecurity defenses. Employees at various levels and in various lines of business and support functions participate in training programs on cybersecurity and social engineering to mitigate risk, including required annual training, quarterly training on critical topics, and bimonthly security awareness communications. We conduct exercises to test their effectiveness on a monthly basis.
We employ a formal risk management process for the identification, assessment, monitoring, acceptance, communication, consultation, and review of cyber-related risks which is designed in accordance with industry practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework and International Organization Standard 27005. The Company's information security standards are externally audited on an annual basis against the System and Organizational Controls (SOC) and compliance with Payment Card Industry Data Security Standard (PCI DSS). Our program is reviewed on a periodic basis against the Federal Financial Institutions Examination Council's (FFIEC) Cybersecurity Assessment Tool and the National Institute of Standards and Technology Cybersecurity Framework in order to measure our cybersecurity preparedness, evaluate whether our cybersecurity preparedness is aligned with risks, determine potential areas of improvement or enhancement for the Company's risk management practices and controls, and inform our risk management strategies.
Our information security program employs a wide variety of technologies that are intended to secure our operations and proprietary information. We have a Business Continuity/Disaster Recovery program in place, which is updated and tested on a regular basis, focused on protecting our networks, systems, data, and facilities from attacks or unauthorized access. We maintain an Incident Response program which describes Synovus' processes, procedures, and responsibilities for responding to cybersecurity incidents. This program is tested regularly through tabletop exercises, including through independent third-party review and assessments at least annually. Each exercise results in lessons learned and subsequent improvements to the Incident Response program. In addition, we have a dedicated Cybersecurity Fusion Center for monitoring and responding to cyber events in real-time.

We also continue to invest in developing and enhancing our security processes and controls and in maintaining our technology infrastructure. These programs provide for an intentional and deliberate plan for notifying, informing, consulting, analyzing, and communicating any risks or incidents as necessary and appropriate under the circumstances to various internal stakeholders (such as executive management and the Board) and external stakeholders (such as our regulators, impacted individuals, and the investment community) as necessary and appropriate.
Cyber advisors are a key part of Synovus’ cybersecurity infrastructure, and we partner with leading cybersecurity companies and organizations to leverage third-party technology and expertise as appropriate. We engage and retain independent third-parties to review and assess our information security program on a regular basis and to perform annual penetration tests against our network. We maintain computer forensics, legal, and security firms on retainer in case of a cyber security incident. In addition, we are members of financial sector organizations, including the Financial Services Information Sharing and Analysis Center (FS-ISAC), which facilitates the sharing of cyber and physical threat, vulnerability, and incident information for the good of the membership and for improvement in industry best practices. We also perform comprehensive cybersecurity due diligence and ongoing oversight of third-party relationships, including vendors, and require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.
Synovus’ business depends on the availability, reliability, confidentiality, and security of our information systems, networks, and data. Any disruption, compromise, or breach of our systems or data due to a cybersecurity incident or threat could have a material adverse effect on our business strategy, financial condition, or results of operation. While the Company has experienced, and will continue to experience, cyber incidents in the normal course of business, to date, the Company has not experienced a cybersecurity incident that has materially impacted our business strategy, financial condition, or results of operation. Despite our efforts to continually enhance our cybersecurity program, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, financial condition, or results of operation. See “Part I - Item 1A. Risk Factors – Operational Risk” of this Report.
Cybersecurity Governance
Synovus’ Chief Information Security Officer ("CISO"), reports to Synovus’ Executive Vice President, Technology, Security, and Operations and is the head of Synovus’ cybersecurity team. The CISO is responsible for assessing and managing Synovus’ cyber risk management program and strategy, informing executive management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents, and supervising such enterprise-wide efforts. Synovus’ current CISO has extensive information technology and program management experience with over 25 years of corporate information security experience. The CISO leads a cybersecurity team with decades of experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, and private sources, including external consultants retained by Synovus.
Our Board is actively engaged in the oversight of Synovus’ information security risk management and cybersecurity programs and has delegated primary oversight of cybersecurity to our Risk Committee. The Risk Committee receives quarterly updates from the Company’s CISO on the Company’s information security and cyber risk strategy, cyber defense initiatives, cyber event preparedness, and cybersecurity risk assessments. As a part of these quarterly updates, the CISO updates the Risk Committee on the development of any new or emerging cyber risks or threats and the appropriate mitigation actions. In addition, the Risk Committee annually approves the Company’s information security program as part of its oversight of information risk, aligning our cyber risk exposure with our strategic objectives.
The CISO also reports to the full Board on the Company’s information security program at least annually, facilitates Board tabletop exercises on cybersecurity, discusses any changes in the Company’s cyber risk profile, and provides Board training on a periodic basis with third-party cybersecurity experts. Moreover, consistent with our Incident Response plan, the Risk Committee and the Board are to be apprised of significant cybersecurity incidents.
ITEM 2. PROPERTIES
We and our subsidiaries own or lease all of the real property and/or buildings in which we operate our business. We believe that our properties are suitable for the purposes of our operations.
As of December 31, 2023, we and our subsidiaries owned 150 facilities encompassing 1,437,366 square feet and leased from third parties 116 facilities encompassing 1,177,132 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint.
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
As of February 20, 2024, there were 146,399,324 shares of Synovus common stock issued and outstanding and 9,369 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
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
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2018 and reinvestment of all dividends).

Table 2 - Stock Performance
	2018	2019	2020	2021	2022	2023
Synovus	$100.00	$126.63	$111.61	$169.89	$137.82	$145.09
Standard & Poor's 500 Index	100.00	131.47	155.65	200.29	163.98	207.04
KBW Regional Bank Index	100.00	123.87	113.11	154.57	143.87	143.30

Issuer Purchases of Equity Securities
The Company announced on January 18, 2023 that its Board of Directors authorized share repurchases of up to $300 million in 2023. Synovus did not complete any repurchases during the three months ended December 31, 2023.
The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. Subsequent to year-end, through February 20, 2024, Synovus repurchased $29.9 million, or 800 thousand shares, of common stock via open market transactions.
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
Economic Environment and Recent Events
Many of the key economic drivers of 2022 – inflation, economic uncertainty, geopolitical pressures, and changes in monetary policy, among others – continued in 2023, with the added challenges resulting from the bank failures in the first half of the year and the resulting and pervasive pressures on and volatility in the banking industry as a whole.
Inflation remained a key economic concern in 2023, prompting the Federal Reserve to continue to tighten monetary policy by continuing to raise market interest rates by 100 bps in 2023. While interest rate cuts are now expected in 2024 as indicated by market forward interest rates, the specific timing of these cuts is uncertain as FOMC policy rate decisions are highly dependent on the level of inflation and strength of the labor market.
Outside of inflation, the economic uncertainty and market disruptions of 2023 remain in 2024, including geopolitical tensions from conflict in the Middle East, Russia’s prolonged war in Ukraine, and the strained relationship between the U.S. and China. Moreover, 2024 is an election year, and there are specific risks and uncertainties related to the election and any change in administration that could impact the economy and fiscal and regulatory policy by varying degrees. Multiple mixed signals make navigating the way ahead difficult as evidenced by the volatility in capital markets, variance in interpretation of the Fed's messaging, and wide ranges of multiple economic outlooks.
U.S. fiscal policy has been expansionary in recent years, leaving a significant federal deficit which will most likely continue to grow, exacerbated in the near term by the election cycle. The Inflation Reduction Act, signed into law in August 2022, raised federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases.
The regional bank failures in March and May of 2023 and the subsequent response by both the banking industry and the Federal Reserve served to mitigate the risks of such failures becoming more systemic. However, the residual impacts on the banking industry and the broader economic environment remain uncertain and have generally presented a more challenging outlook for the banking industry and for Synovus. These bank failures resulted in a FDIC special assessment, increased regulatory scrutiny, expectations for future regulatory changes, and continued pressure on deposits and liquidity.
Despite the headwinds discussed above, we believe our presence in strong Southeastern U.S. growth markets positions Synovus to execute on our 2024 guidance outlined below by making prudent decisions around business mix, balance sheet optimization, and operating expenses, all of which will support enhanced financial performance and a return to growth as we proceed through 2024.
Overview of 2023 Financial Results
Net income available to common shareholders for 2023 was $507.8 million, or $3.46 per diluted common share, compared to $724.7 million, or $4.95 per diluted common share, in 2022. The year-over-year comparison was impacted by the strategic repositioning of the investment securities portfolio which resulted in realized net losses of $77.7 million and increased non-interest expense from a $51.0 million accrual for the FDIC special assessment, a $50.1 million loss related to strategic loan sales of medical office buildings loans and third-party consumer loans, and $18.4 million in restructuring charges for one-time benefits associated with a voluntary early retirement program. Provision for credit losses was $189.1 million in 2023 compared to $84.6 million in 2022, with the increase primarily attributable to increased net charge-offs, downward risk grade migration, and continued economic uncertainty.
Net interest income for 2023 was $1.82 billion, up $19.8 million, or 1%, from $1.80 billion in 2022. The net interest margin was 3.21% for 2023 compared to 3.32% in 2022, as the asset side of our consolidated balance sheets continued to benefit from higher interest rates, but the increase in funding costs, combined with remixing within core deposits, resulted in margin compression.
Non-interest revenue for the year ended December 31, 2023 was $404.0 million, down $5.3 million, or 1%, compared to the year ended December 31, 2022 and was negatively impacted by losses of $77.7 million that resulted from the aforementioned strategic repositioning of the investment securities portfolio. Excluding the losses from sales of investment securities, the primary drivers of the increase in non-interest revenue included $16.4 million higher brokerage revenue, a $13.1 million one-time benefit from the recovery of a non-performing asset related to the Qualpay investment, $11.7 million in transaction fees related to a third-party lending relationship, and $10.5 million higher card fees. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 14 - Commitments and Contingencies" for further discussion on Qualpay.
Non-interest expense for the year ended December 31, 2023 was $1.34 billion, an increase of $177.9 million, or 15%, compared to the year ended December 31, 2022. Non-interest expense in 2023 was elevated due to an industry-wide increase in FDIC expense which impacted Synovus by $65.7 million, including a $51.0 million special assessment, and a $50.1 million loss related to strategic sales of medical office buildings loans and third-party consumer loans. In addition, restructuring charges of $18.4 million were recorded for one-time benefits associated with a voluntary early retirement program offered to certain qualified employees in 2023 while 2022 benefited from a $9.7 million reversal of restructuring charges.
At December 31, 2023, total loans, net of deferred fees and costs of $43.40 billion, declined $311.9 million, or 1%, from December 31, 2022. Growth in C&I loans has been diversified but somewhat offset by a strategic decline in non-relationship credits. The decline in CRE loans was impacted by the $1.17 billion medical office buildings loans sale; excluding that strategic sale, CRE growth was driven by draws on existing commitments and lower levels of paydown and payoff activity. The decline in consumer loans resulted primarily from continued strategic run-off of the third-party lending portfolio, including the sale of $421.7 million of third-party consumer loans.
Credit quality metrics migrated from historically low levels with the NPA and NPL ratios both at 0.66% and total past dues at 0.14%, as a percentage of total loans at December 31, 2023. Net charge-offs for 2023 of $153.3 million, or 0.35%, of average loans, were largely impacted by $31.3 million in net charge-offs from strategic loan sales and exposure to a nationally syndicated C&I credit that resulted in a $23.3 million net charge-off. Excluding the strategic loan sales, the net charge-off ratio for 2023 was 0.28% of average loans. The ACL of $536.6 million increased $35.7 million compared to December 31, 2022, primarily from downward risk grade migration, an increase in reserves on individually evaluated loans, and the continuation of an uncertain economic environment. The ACL to loans coverage ratio was 1.24% at December 31, 2023, 9 bps higher compared to December 31, 2022.
Total period-end deposits were $50.74 billion at December 31, 2023, up $1.87 billion, or 4%, compared to year-end 2022, while core deposits also increased $1.12 billion, or 3%, in 2023. Fluctuations among core deposits categories were a function of the rate environment as well as declines driven by the diminishment of excess funds created from COVID-related stimulus and included an increase in time deposits offset by decreases in non-interest-bearing demand deposits and money market accounts. Brokered deposits increased $744.0 million, or 14%, in 2023 as a result of continued proactive management of our balance sheet position. Average deposit costs for 2023 were 206 bps, up 168 bps, compared to 38 bps for 2022, primarily due to the FOMC's rate hikes through the cycle.
Our CET1 ratio of 10.22% at December 31, 2023 is well in excess of regulatory requirements and increased 59 bps compared to December 31, 2022 as our organic earnings and muted balance sheet growth supported capital accretion. On January 18, 2024, the Company announced that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. Our 2024 capital plan anticipates a stable common dividend and management of our the CET1 ratio within our targeted range of 10.0% to 10.5%.
More detail on Synovus' financial results for 2023 and 2022 can be found in subsequent sections of this Report and detailed information on Synovus' financial results for 2021 can be found in "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of Synovus' 2021 Form 10-K.
2024 Outlook
Guidance for the full year 2024, compared to 2023, which incorporates our strategic objectives, and assumes stable economic conditions and a flat interest rate environment includes:
•end of period loan growth of 0% to 3%
•end of period core deposit(1) growth of 2% to 6%
•adjusted revenue (decline)/growth(2)(3) of (3%) to 1%
•adjusted non-interest expense(2)(3) (decline)/growth of (5%) to (1%)
•CET1 ratio of 10.0% to 10.5%
•effective income tax rate of 21% to 22%
(1)    Excludes brokered deposits.
(2)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
(3) Guidance based on the 2023 baseline: adjusted revenue baseline of $2.28 billion and adjusted non-interest expense of $1.26 billion.

A summary of Synovus’ financial performance for the years ended December 31, 2023 and 2022 is set forth in the table below.

Table 3 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2023	2022	Change
Net interest income	$1,816,655	$1,796,900	1%
Provision for (reversal of) credit losses	189,079	84,553	124
Non-interest revenue	404,010	409,336	(1)
Total TE revenue	2,225,286	2,210,163	1
Non-interest expense	1,335,424	1,157,506	15
Income before income taxes	696,162	964,177	(28)
Net income	542,141	757,902	(28)
Net income available to common shareholders	507,755	724,739	(30)
Net income per common share, basic	3.48	4.99	(30)
Net income per common share, diluted	3.46	4.95	(30)
Return on average common equity	12.2%	17.4%	(524)	bps
Return on average assets	0.90	1.32	(42)
Efficiency ratio-TE	60.01	52.37	764

	As of and For The Years Ended December 31,
	2023	2022	Change
Loans, net of deferred fees and costs	$43,404,490	43,716,353	(1)%
Total average loans	43,746,328	41,225,642	6
Core deposits (excludes brokered deposits)	44,696,186	43,572,554	3
Total deposits	50,739,185	48,871,559	4
Total average deposits	49,865,982	48,938,798	2
Net interest margin	3.21%	3.32	(11)	bps
Dividend payout ratio(1)	43.93	27.49	nm
Non-performing assets ratio	0.66	0.33	33
Non-performing loans ratio	0.66	0.29	37
Past due loans over 90 days (as a % of loans)	0.01	0.01	—
Net charge-off ratio	0.35	0.13	22
ACL to loans coverage ratio	1.24	1.15	9

CET1 capital ratio	10.22%	9.63%	59	bps
Tier 1 risk-based capital ratio	11.28	10.68	60
Total risk-based capital ratio	13.07	12.54	53
Total shareholders’ equity to total assets ratio	8.56	7.49	107

(1)    Determined by dividing cash dividends declared per common share by diluted net income per share.
nm- not meaningful

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
In accordance with CECL, the ACL, which includes both the allowance for loan losses and the allowance for credit losses on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans adjusted for prepayments, and over the life of loan commitments expected to fund. Synovus' loans and unfunded loan commitments are grouped based upon the nature of the loan type and the forecasted PD, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, to determine the allowance for the majority of our portfolio. To the extent the estimated lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is two years for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one-year period. Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address inherent limitations in the quantitative model. Loans that do not share risk characteristics are individually evaluated on a loan-by-loan basis with specific reserves, if any, recorded as appropriate. Given the dynamic relationship between macroeconomic variables within an economic forecast, it is difficult to estimate the impact of a change in any one individual variable on the ACL. As a result, when formulating the quantitative estimate management uses a probability-weighted approach that incorporates a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and a scenario that assumes consistent slow growth that is less optimistic than the baseline.
To illustrate a hypothetical sensitivity analysis, management calculated an ACL using the upside and downside scenarios. Our quantitative CECL model is most sensitive to the unemployment rate, which peaks near 7.7% in the downside scenario and 3.9% in the upside scenario. This is compared to the multi-scenario forecast’s weighted average peak of around 4.7%. This downside scenario assumes a severe deterioration in economic conditions compared to our baseline forecast, including low consumer confidence, a recession starting in the first quarter of 2024, and persistent inflation pressures which cause the Fed to keep interest rates elevated. The upside scenario assumes a stronger economy compared to our baseline forecast, driven by favorable business sentiment, consumer confidence and spending, and higher GDP.
Excluding the impact of qualitative considerations, using only the upside forecast scenario would result in an estimated $107.8 million decrease, while using only the downside forecast scenario would result in an estimated increase of $186.1 million, compared to the reported ACL of $536.6 million at December 31, 2023. Therefore, the resulting hypothetical range of estimates is between $428.8 million and $722.7 million.
The sensitivity analysis result does not represent management’s view of expected credit losses nor is it intended to estimate future changes in ACL levels for reasons including, but not limited to, the following:
•management uses a weighted approach applied to multiple economic scenarios for its ACL estimation process;
•the impact of changes in economic variables are interrelated and nonlinear; therefore, the results of the analysis cannot be extrapolated to additional changes in economic variables;
•subsequent changes in the mix of portfolio characteristics could materially impact results;
•potential future government or regulatory intervention could cause results to differ materially from historical relationships between the economic variables and related credit metrics; and
•the sensitivity analysis does not account for any quantitative or qualitative adjustments incorporated by management as part of its overall ACL framework to reflect losses expected in the portfolio.

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
During the fourth quarter of 2023, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.30 billion of U.S. Treasury securities, U.S. Government agency securities, MBS issued by U.S. Government agencies, MBS issued by U.S. Government sponsored enterprises, and Commercial MBS issued by U.S. Government agencies or sponsored enterprises, which resulted in realized net losses of $77.7 million. Additionally, Synovus purchased $1.28 billion in principal of U.S. Treasury securities, U.S. Government agency securities, MBS issued by U.S. Government agencies, MBS issued by U.S. Government sponsored enterprises, and Commercial MBS issued by U.S. Government agencies or sponsored enterprises.
The average amortized cost of investment securities available for sale remained flat at $11.21 billion in both 2023 and 2022, representing 19.8% and 20.7%, respectively, of average interest earning assets. The portfolio earned a taxable-equivalent yield of 2.21% and 1.87% for 2023 and 2022, respectively. As of December 31, 2023 and 2022, the estimated fair value of investment securities available for sale as a percentage of their amortized cost was 88.3% and 85.8%, respectively, with net unrealized losses decreasing to $1.30 billion from $1.60 billion, respectively. The investment securities portfolio had a weighted average duration of 5.2 years at December 31, 2023, compared to 5.3 years at December 31, 2022.

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

Table 4 - Maturities and Weighted Average Yields of Investment Securities Available for Sale
	December 31, 2023
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Fair Value
U.S. Treasury securities	$25,688	$143,641	$428,300	$—	$597,629
U.S. Government agency securities	—	28,940	—	—	28,940
Mortgage-backed securities issued by U.S. Government agencies	—	63	3	925,598	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	10,341	6,420,038	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	49	10,220	577,326	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	67,822	544,620	582,238	15,103	1,209,783
Corporate debt securities and other debt securities	—	8,672	—	—	8,672
Total	$93,510	$725,985	$1,031,102	$7,938,065	$9,788,662

Weighted Average Yield
U.S. Treasury securities	5.16%	4.29%	4.19%	—%	4.26%
U.S. Government agency securities	—	3.66	—	—	3.66
Mortgage-backed securities issued by U.S. Government agencies	—	2.95	3.48	3.36	3.36
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	2.14	2.16	2.16
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	5.69	4.11	4.66	4.65
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2.63	4.49	4.02	2.62	4.13
Corporate debt securities and other debt securities	—	5.81	—	—	5.81
Total	3.34%	4.43%	4.07%	2.48%	2.76%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2023 and 2022.

Table 5 - Loans by Portfolio Class
	December 31,				December 31, 2023 vs. December 31, 2022 Change
	2023		2022
(dollars in thousands)	Total Loans	%	Total Loans	%
Commercial, financial, and agricultural	$14,459,345	33.3%	$13,874,416	31.8%	$584,929	4%
Owner-occupied	8,139,148	18.7	8,192,240	18.7	(53,092)	(1)
Total commercial and industrial	22,598,493	52.0	22,066,656	50.5	531,837	2
Investment properties	11,363,304	26.2	11,644,047	26.6	(280,743)	(2)
1-4 family properties	598,502	1.4	616,933	1.4	(18,431)	(3)
Land and development	354,952	0.8	389,333	0.9	(34,381)	(9)
Total commercial real estate	12,316,758	28.4	12,650,313	28.9	(333,555)	(3)
Consumer mortgages	5,411,723	12.5	5,214,443	11.9	197,280	4
Home equity	1,807,399	4.2	1,757,038	4.0	50,361	3
Credit cards	194,141	0.4	203,612	0.5	(9,471)	(5)
Other consumer loans	1,075,976	2.5	1,824,291	4.2	(748,315)	(41)
Total consumer	8,489,239	19.6	8,999,384	20.6	(510,145)	(6)
Loans, net of deferred fees and costs	$43,404,490	100.0%	$43,716,353	100.0%	$(311,863)	(1)%

At December 31, 2023, total loans, net of deferred fees and costs, of $43.40 billion, declined $311.9 million, or 1%, from December 31, 2022. Growth in C&I loans has been diversified but somewhat offset by a strategic decline in non-relationship credits. The decline in CRE loans was impacted by the $1.17 billion medical office buildings loans sale; excluding that strategic sale, CRE growth was driven by draws on existing commitments and lower levels of paydown and payoff activity. The decline in consumer loans resulted primarily from continued strategic run-off of the third-party lending portfolio, including the sale of $421.7 million of third-party consumer loans.
C&I loans remain the largest component of our loan portfolio, representing 52.0% of total loans, while CRE and consumer loans represent 28.4% and 19.6%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at December 31, 2023 were $34.92 billion, or 80.4%, of the total loan portfolio, compared to $34.72 billion, or 79.4% at December 31, 2022.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of December 31, 2023, 94.8% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 94.4% as of December 31, 2022. C&I loans grew $531.8 million, or 2%, from December 31, 2022, primarily from diverse growth across industries and business lines, led by CIB, middle market, and specialty finance, with growth also impacted by a strategic decline in non-relationship credits.

Table 6 - Commercial and Industrial Loans by Industry
		December 31, 2023		December 31, 2022
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,742,370	21.0%	$4,815,229	21.8%
Finance and insurance	52	4,429,716	19.6	3,726,279	16.9
Accommodation and food services	72	1,455,283	6.4	1,377,738	6.2
Manufacturing	31-33	1,369,012	6.1	1,465,395	6.6
Lessors of real estate	5311	1,250,031	5.5	1,245,513	5.6
Wholesale trade	42	1,129,905	5.0	1,221,046	5.5
Retail trade	44-45	1,111,225	4.9	1,074,100	4.9
Construction	23	1,041,783	4.6	1,112,135	5.0
Transportation and warehousing	48-49	937,368	4.2	892,479	4.0
Professional, scientific, and technical services	54	890,119	3.9	944,939	4.3
Other services	81	876,233	3.9	929,777	4.2
Real estate and rental and leasing other	53	785,811	3.5	788,457	3.6
Arts, entertainment, and recreation	71	585,097	2.6	476,534	2.2
Public administration	92	487,089	2.2	487,583	2.2
Other industries	(2)	454,541	2.0	353,492	1.7
Educational services	61	415,885	1.8	420,343	1.9
Administration, support, waste management, and remediation	56	255,228	1.1	253,459	1.2
Agriculture, forestry, fishing, and hunting	11	221,079	1.0	250,216	1.1
Information	51	160,718	0.7	231,942	1.1
Total C&I loans		$22,598,493	100.0%	$22,066,656	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At December 31, 2023, $14.46 billion of C&I loans, or 33.3% of the total loan portfolio, represented loans for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At December 31, 2023, $8.14 billion of C&I loans, or 18.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight relative to the type of property, as well as the size and complexity of the deal. Total CRE loans of $12.32 billion decreased $333.6 million, or 3%, from December 31, 2022 primarily as a result of the $1.17 billion medical office buildings loans sale. Excluding that strategic sale, CRE growth was primarily a function of draws on existing commitments and lower levels of paydown and payoff activity.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, office buildings, hotels, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2023 were $11.36 billion, or 92.3% of the CRE loan portfolio, and 26.2% of the total loan portfolio, down $280.7 million, or 2%, compared to $11.64 billion, or 92.0% of the CRE loan portfolio, and 26.6% of the total loan portfolio at December 31, 2022, primarily due to the aforementioned medical office buildings loans sale. Excluding the strategic sale, growth was mostly in the multi-family category and arose largely from draws related to existing commitments.
The following table shows the principal categories of the investment properties loan portfolio at December 31, 2023 and 2022.

Table 7 - Investment Properties Loan Portfolio
	December 31,
	2023			2022
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-family	$4,098,188	36.1%	53.6%	$3,134,571	26.9%	54.1%
Office buildings(3)	1,891,587	16.6	58.1	3,011,911	25.9	53.3
Hotels	1,803,102	15.9	58.0	1,708,194	14.7	56.2
Shopping centers	1,319,049	11.6	55.0	1,403,928	12.0	52.0
Warehouses	854,475	7.5	54.3	1,035,152	8.9	56.4
Other investment property	1,396,903	12.3	59.3	1,350,291	11.6	56.0
Total investment properties loans	$11,363,304	100.0%		$11,644,047	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2) LTV calculated by dividing most recent appraisal (typically at origination) on non-construction component of portfolio by the respective December 31, 2023 and December 31, 2022 commitment amount and senior lien.
(3)    Office buildings included medical office buildings of $424.8 million, or 3.7% of total investment properties loans, at December 31, 2023 and $1.56 billion, or 13.4% of total investment properties loans, at December 31, 2022.
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2023, 1-4 family properties loans totaled $598.5 million, or 4.9% of the CRE loan portfolio, and decreased slightly from December 31, 2022.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $355.0 million at December 31, 2023 declined marginally from December 31, 2022.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, home equity, and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of December 31, 2023 and 2022, weighted average FICO scores within the residential real estate portfolio based on committed balances were 796 and 793 for home equity and 783 and 780 for consumer mortgages, respectively.
Consumer loans at December 31, 2023 of $8.49 billion decreased $510.1 million, or 6%, compared to December 31, 2022. Mortgage loans increased $197.3 million from December 31, 2022 despite lower production, largely due to slower prepayments and refinances as a result of elevated mortgage interest rates. Other consumer loans decreased $748.3 million from December 31, 2022 largely due to the sale of $421.7 million of third-party consumer loans in addition to the continued strategic run-off of the third-party lending portfolio.

The table below shows the maturities of loans, net of deferred fees and costs, as of December 31, 2023. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 8 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2023
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial, financial, and agricultural	$2,661,990	$8,748,365	$2,634,066	$414,924	$14,459,345
Owner-occupied	1,723,946	4,232,358	2,154,465	28,379	8,139,148
Total commercial and industrial	4,385,936	12,980,723	4,788,531	443,303	22,598,493
Investment properties	2,485,549	7,462,682	1,409,938	5,135	11,363,304
1-4 family properties	191,936	336,250	64,040	6,276	598,502
Land and development	186,614	159,693	8,571	74	354,952
Total commercial real estate	2,864,099	7,958,625	1,482,549	11,485	12,316,758
Consumer mortgages	108,555	39,938	433,158	4,830,072	5,411,723
Home equity	37,505	157,804	86,634	1,525,456	1,807,399
Credit cards	194,141	—	—	—	194,141
Other consumer loans	72,446	405,717	487,250	110,563	1,075,976
Total consumer	412,647	603,459	1,007,042	6,466,091	8,489,239
Loans, net of deferred fees and costs	$7,662,682	$21,542,807	$7,278,122	$6,920,879	$43,404,490

Loans due after one year:			Fixed Interest Rate	Floating or Adjustable Interest Rate	Total
Commercial, financial, and agricultural			$2,201,096	$9,596,259	$11,797,355
Owner-occupied			3,132,018	3,283,184	6,415,202
Total commercial and industrial			5,333,114	12,879,443	18,212,557
Investment properties			2,758,405	6,119,350	8,877,755
1-4 family properties			309,058	97,508	406,566
Land and development			75,650	92,688	168,338
Total commercial real estate			3,143,113	6,309,546	9,452,659
Consumer mortgages			4,502,175	800,993	5,303,168
Home equity			478,576	1,291,318	1,769,894
Other consumer loans			634,037	369,493	1,003,530
Total consumer			5,614,788	2,461,804	8,076,592
Loans, net of deferred fees and costs			$14,091,015	$21,650,793	$35,741,808

Deposits
Deposits continue to provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of December 31, 2023 and 2022. See Table 12 - Average Balances, Interest, and Yields/Rates in this Report for information on average deposits including average rates paid in 2023, 2022, and 2021.

Table 9 - Composition of Period-end Deposits
	December 31, 2023		December 31, 2022
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits(2)	$11,801,194	23.3%	$14,574,451	29.8%
Interest-bearing demand deposits(2)	6,540,977	12.9	5,761,355	11.8
Money market accounts(2)	10,819,709	21.3	12,480,709	25.5
Savings deposits(2)	1,062,619	2.1	1,396,431	2.9
Public funds	7,349,505	14.5	6,635,552	13.6
Time deposits(2)	7,122,182	14.0	2,724,056	5.6
Brokered deposits	6,042,999	11.9	5,299,005	10.8
Total deposits	$50,739,185	100.0%	$48,871,559	100.0%
Core deposits(3)	$44,696,186	88.1%	$43,572,554	89.2%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits were $50.74 billion at December 31, 2023, up $1.87 billion, or 4%, compared to December 31, 2022, while core deposits also increased $1.12 billion, or 3%, in 2023. Fluctuations among core deposits categories were a function of the rate environment and included an increase in time deposits offset by decreases in non-interest-bearing demand deposits and money market accounts. Deployment of excess cash created from COVID-related stimulus was also a factor in the decrease in non-interest-bearing demand deposits, but the pace of decline slowed in the second half of 2023 relative to outflows experienced in the first half of 2023. Brokered deposits increased $744.0 million, or 14%, in 2023 as a result of continued proactive management of our balance sheet position.
Total deposits on an average basis were $49.87 billion, up $927.2 million, or 2%, compared to the prior year as average core deposits of $43.76 billion declined $1.53 billion, or 3%, in 2023, largely due to pressures from the rate environment and client deployment of excess funds. Average brokered deposits of $6.10 billion grew $2.46 billion, or 67%, from 2022, primarily due to the ongoing management of our liquidity position.
Average deposit costs were 2.50% for the fourth quarter of 2023, which equate to a cycle-to-date total deposit beta of 45% through the fourth quarter of 2023. Average deposit costs for 2023 were 206 bps, up 168 bps, compared to 38 bps for 2022, primarily due to the FOMC's rate hikes through the cycle. Deposit costs and betas have been impacted by pricing lags on core interest-bearing deposits as well as the decrease in non-interest-bearing demand deposits.
As of December 31, 2023 and 2022, $23.77 billion and $23.96 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At December 31, 2023, approximately 87% of our deposits are either insured (54%), collateralized (14%), or could be insured by switching to our insured cash sweep program, which has existing capacity (19%).
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at December 31, 2023.

Table 10 - Maturity Distribution of Uninsured Time Deposits
(in thousands)	December 31, 2023
3 months or less	$704,964
Over 3 months through 6 months	493,098
Over 6 months through 12 months	847,802
Over 12 months	177,160
Total outstanding	$2,223,024

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2023, 2022, and 2021, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for the three years shown.

Table 11 - Net Interest Income	Years Ended December 31,
(in thousands)	2023	2022	2021
Interest income	$3,050,358	$2,075,787	$1,653,343
Taxable-equivalent adjustment	4,621	3,927	3,185
Interest income, taxable-equivalent	3,054,979	2,079,714	1,656,528
Interest expense	1,233,703	278,887	120,396
Net interest income, taxable-equivalent	$1,821,276	$1,800,827	$1,536,132

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
The net interest margin was 3.21% for 2023 compared to 3.32% in 2022, as the asset side of our consolidated balance sheets continued to benefit from higher interest rates, but the increase in funding costs, combined with remixing within core deposits, resulted in margin compression.
The primary components of the yield on interest earning assets are loan yields, yields on investment securities, and the yield on balances held with the Federal Reserve Bank. The yield on earning assets increased 155 bps to 5.39% from 3.84% in 2022, while the effective cost of funds increased 166 bps to 2.18% from 0.52% in 2022. Loan yields increased 177 bps as a result of the FOMC's continued rate hikes; the increase in average total loans, net of unearned income was primarily attributable to growth in commercial loans, largely in the latter half of 2022 and first part of 2023, in addition to increased line utilization. The increase in the effective cost of funds during 2023 was primarily driven by a decline in non-interest-bearing demand deposits and increases in market interest rates as funding costs continued to increase, albeit at a slower pace as the year progressed.
Earning Assets and Sources of Funds
Average total assets for 2023 increased $2.31 billion to $59.92 billion as compared to average total assets of $57.61 billion for 2022. Average interest earning assets increased $2.48 billion in 2023 as compared to the prior year and represented 94.6% of average total assets for 2023, as compared to 94.1% in 2022. The increase in average earning assets resulted primarily from a $2.52 billion increase in average total loans, net of deferred fees and costs.
Average interest-bearing liabilities for 2023 of $39.86 billion increased $4.98 billion from $34.88 billion in 2022. The increase in average interest-bearing liabilities resulted largely from a $2.81 billion increase in average time deposits, a $2.46 billion increase in brokered deposits, a $1.03 billion increase in long-term debt, and a $856.4 million increase in average interest-bearing demand deposits, partially offset by a $1.87 billion decrease in average money market accounts. The increase in time deposits and decrease in money market accounts are correlated, as fluctuations between these categories have been primarily driven by the rate environment. The increases in brokered deposits and long-term debt were largely due to the ongoing management of our liquidity position, which also included the February 2023 issuance of $500.0 million par value Synovus Bank Senior Notes.
Average non-interest bearing demand deposits decreased $3.07 billion compared to 2022, primarily driven by continued pressures from the rate environment and client deployment of excess funds.

Table 12 - Average Balances, Interest, and Yields/Rates
	2023			2022			2021
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest earning assets:
Commercial loans (1)(2)(3)	$35,188,678	$2,263,117	6.43%	$32,402,218	$1,448,463	4.47%	$29,630,598	$1,150,835	3.88%
Consumer loans(1)(2)	8,557,650	426,266	4.98	8,823,424	361,524	4.10	8,520,247	334,917	3.93
Less: Allowance for loan losses	(463,493)	—	—	(421,506)	—	—	(537,324)	—	—
Loans, net	43,282,835	2,689,383	6.21	40,804,136	1,809,987	4.44	37,613,521	1,485,752	3.95
Investment securities available for sale	11,212,956	248,294	2.21	11,208,886	209,951	1.87	9,603,343	140,077	1.46
Trading account assets	15,486	886	5.72	13,374	261	1.95	5,613	87	1.55
Interest earning deposits with banks	59,020	2,143	3.63	30,300	267	0.88	23,235	82	0.35
Interest-bearing funds with Federal Reserve Bank	1,323,264	68,289	5.09	1,143,245	18,117	1.56	2,885,418	3,777	0.13
Federal funds sold and securities purchased under resale agreements	32,302	917	2.80	47,108	372	0.78	93,457	53	0.06
FHLB and Federal Reserve Bank stock	254,420	14,975	5.89	214,289	6,722	3.14	159,176	2,891	1.82
Mortgage loans held for sale	46,035	2,993	6.50	75,325	3,353	4.45	203,840	5,935	2.91
Other loans held for sale	469,689	27,099	5.69	682,961	30,684	4.43	580,162	17,874	3.04
Total interest earning assets	56,696,007	$3,054,979	5.39%	54,219,624	$2,079,714	3.84%	51,167,765	$1,656,528	3.24%
Other cash and cash equivalents	575,370			574,250			561,170
Premises and equipment	367,159			385,622			445,333
Other real estate	—			6,356			1,522
Cash surrender value of bank-owned life insurance	1,099,641			1,078,653			1,058,966
Other assets(4)	1,183,691			1,345,568			2,133,725
Total assets	$59,921,868			$57,610,073			$55,368,481
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$9,884,039	$176,595	1.79%	$9,027,636	$25,912	0.29%	$8,701,078	$9,844	0.11%
Money market accounts	13,511,442	356,562	2.64	15,385,765	79,567	0.52	15,607,034	27,556	0.18
Savings deposits	1,229,975	1,046	0.09	1,481,372	399	0.03	1,335,269	229	0.02
Time deposits	5,473,405	196,481	3.59	2,667,101	13,902	0.52	3,630,401	18,107	0.50
Brokered deposits	6,104,461	296,071	4.85	3,644,957	67,452	1.85	3,028,797	19,183	0.63
Federal funds purchased and securities sold under repurchase agreements	97,114	1,667	1.69	205,753	1,308	0.63	210,949	128	0.06
Other short-term borrowings	528,194	24,611	4.60	466,254	10,945	2.32	8	—	—
Long-term debt	3,027,746	180,670	5.92	1,999,595	79,402	3.95	1,203,282	45,349	3.77
Total interest-bearing liabilities	39,856,376	$1,233,703	3.10%	34,878,433	$278,887	0.80%	33,716,818	$120,396	0.36%
Non-interest-bearing demand deposits	13,662,660			16,731,967			15,304,120
Other liabilities	1,671,489			1,298,972			1,135,565
Shareholders' equity	4,731,343			4,700,701			5,211,978
Total liabilities and shareholders' equity	$59,921,868			$57,610,073			$55,368,481
Net interest income, taxable-equivalent net interest margin		$1,821,276	3.21%		$1,800,827	3.32%		$1,536,132	3.00%
Less: taxable-equivalent adjustment		4,621			3,927			3,185
Net interest income		$1,816,655			$1,796,900			$1,532,947

(1)Average loans are shown net of deferred fees and costs. NPLs are included.
(2)Interest income includes net loan fees as follows: 2023 — $47.7 million, 2022 — $57.3 million, and 2021 — $115.5 million.
(3)Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)Includes average net unrealized gains (losses) on investment securities available for sale of $(1.62) billion, $(985.6) million, and $46.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Table 13 - Rate/Volume Analysis	2023 Compared to 2022 Change Due to(1)			2022 Compared to 2021 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Commercial loans(2)	$124,555	$690,099	$814,654	$107,539	$190,089	$297,628
Consumer loans	(10,897)	75,639	64,742	11,915	14,692	26,607
Investment securities	76	38,267	38,343	23,441	46,433	69,874
Trading account assets	41	584	625	120	54	174
Interest earning deposits with banks	253	1,623	1,876	25	160	185
Interest-bearing funds with Federal Reserve Bank	2,808	47,364	50,172	(2,265)	16,605	14,340
Federal funds sold and securities purchased under resale agreements	(115)	660	545	(28)	347	319
FHLB and Federal Reserve Bank stock	1,260	6,993	8,253	1,003	2,828	3,831
Mortgage loans held for sale	(1,303)	943	(360)	(3,740)	1,158	(2,582)
Other loans held for sale	(9,448)	5,863	(3,585)	3,125	9,685	12,810
Total interest income	107,230	868,035	975,265	141,135	282,051	423,186

Interest paid on:
Interest-bearing demand deposits	2,484	148,199	150,683	359	15,709	16,068
Money market accounts	(9,746)	286,741	276,995	(398)	52,409	52,011
Savings deposits	(75)	722	647	29	141	170
Time deposits	14,593	167,986	182,579	(4,817)	612	(4,205)
Brokered deposits	45,501	183,118	228,619	3,882	44,387	48,269
Federal funds purchased and securities sold under repurchase agreements	(684)	1,043	359	(3)	1,183	1,180
Other short-term borrowings	1,437	12,229	13,666	10,945	—	10,945
Long-term debt	40,612	60,656	101,268	30,021	4,032	34,053
Total interest expense	94,122	860,694	954,816	40,018	118,473	158,491
Net interest income, taxable-equivalent	$13,108	$7,341	$20,449	$101,117	$163,578	$264,695

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

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 14 - Non-interest Revenue
	Years Ended December 31,			December 31, 2023 vs December 31, 2022
(in thousands)	2023	2022	2021	$ Change	% Change
Service charges on deposit accounts	$90,096	$93,067	$86,310	$(2,971)	(3)%
Fiduciary and asset management fees	78,077	78,414	77,147	(337)	—
Card fees	72,357	61,833	51,399	10,524	17
Brokerage revenue	83,431	67,034	56,439	16,397	24
Mortgage banking income	15,157	17,476	54,371	(2,319)	(13)
Capital markets income	32,181	26,702	26,118	5,479	21
Income from bank-owned life insurance	31,429	29,720	38,019	1,709	6
Investment securities gains (losses), net	(76,718)	—	(799)	(76,718)	nm
Insurance revenue	8,443	7,893	9,472	550	7
Gain on sale of GLOBALT	1,929	—	—	1,929	nm
Recovery of NPA	13,126	—	—	13,126	nm
Other non-interest revenue	54,502	27,197	51,590	27,305	100
Total non-interest revenue	$404,010	$409,336	$450,066	$(5,326)	(1)%

Core banking fees(1)	$188,093	$180,882	$165,481	$7,211	4%
Wealth revenue(2)	$169,951	$153,341	$143,058	$16,610	11%

(1)    Core banking fees consist of service charges on deposit accounts, card fees, and other non-interest revenue components including letter of credit fees, ATM fee income, line of credit non-usage fees, gains (losses) from sales of SBA loans, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Non-interest revenue for the year ended December 31, 2023 was $404.0 million, down $5.3 million, or 1%, compared to the year ended December 31, 2022, and was negatively impacted by losses from sales of investment securities of $76.7 million. Excluding the losses from sales of investment securities, the primary drivers of the increase in non-interest revenue included higher wealth revenue, a $13.1 million one-time benefit from the recovery of a non-performing asset related to the Qualpay investment, $11.7 million in transaction fees related to a third-party lending relationship, higher card fees, and a $7.0 million write-down on a minority Fintech investment that impacted earnings on equity method investments in 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 14 - Commitments and Contingencies" for further discussion on Qualpay.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges decreased during 2023 compared to 2022. The largest category of service charges, account analysis fees, was $43.2 million for 2023, up $3.1 million, or 8%, from 2022. NSF/overdraft fees of $23.0 million decreased $6.9 million, or 23.0%, from 2022 and included the impact of NSF/overdraft fee program changes implemented during 2023. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, were $23.8 million for 2023, up $787 thousand, or 3%, compared to 2022.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The slight decrease in fiduciary and asset management fees for 2023 was primarily driven by the sale of GLOBALT to its management team on September 30, 2023.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. The increase in 2023 from 2022 resulted from higher merchant fees primarily driven by our Qualpay investment, increased merchant revenue largely from higher sales transaction volumes, and higher credit card transaction volumes from elevated commercial/small business spend activity.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. The increase in 2023 over 2022 largely benefited from client activity, including movement into short-term liquidity products such as repurchase agreements due to the rate environment.

Mortgage banking income, consisting of net gains on loan origination/sales activities, was lower compared to 2022, driven largely by a $5.9 million decline in gains on sale as a result of a $220.1 million, or 28%, decline in loans sold, somewhat offset by a $3.5 million favorable change in the mark-to-market. Secondary market production was $548.2 million, a $181.1 million, or 25%, decrease compared to 2022.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, as well as other miscellaneous income from capital market transactions. The increase for 2023 was primarily a result of a $6.9 million increase in loan syndication arranger fees and $1.5 million higher fee income from debt capital markets transactions partially offset by a $3.2 million decrease in fees on client derivative transactions.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase in 2023 was driven by a $1.1 million increase in proceeds from insurance benefits.
During the fourth quarter of 2023, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.30 billion of U.S. Treasury securities, agency securities and debt and agency mortgage-backed securities, which resulted in realized net losses of $77.7 million.
Insurance revenue primarily includes fixed annuity revenue and income from life insurance commissions. The $550 thousand increase from 2022 included a $1.0 million increase in fixed annuity revenue driven by the rate environment partially offset by $320 thousand lower income from life insurance commissions.
On September 30, 2023, Synovus further simplified its business mix and sold its asset management firm GLOBALT to its management team and recorded a $1.9 million gain, which included an earnout receivable valued at $1.8 million. The divestiture will be immaterial to future earnings and will allow us to reallocate capital to higher returning fee income lines of business while continuing to meet our wealth clients’ needs.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, gains (losses) from sales of SBA loans, and other miscellaneous items. In 2023, there were $11.7 million in transaction fees related to a third-party lending relationship, a $9.0 million increase in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense), a $5.3 million increase compared to 2022 related to favorable valuation adjustments on tax-related equity investment partnerships, and $4.2 million lower loan servicing fees on our third-party lending relationships. 2022 included a $7.0 million write-down on a minority Fintech investment and a $3.5 million gain on the sale of a real estate partnership.
Non-interest Expense
The following table summarizes non-interest expense for the years ended December 31, 2023, 2022, and 2021.

Table 15 - Non-interest Expense
	Years Ended December 31,			December 31, 2023 vs December 31, 2022
(in thousands)	2023	2022	2021	$ Change	% Change
Salaries and other personnel expense	$728,378	$681,710	$649,426	$46,668	7%
Net occupancy, equipment, and software expense	179,581	174,730	169,222	4,851	3
Third-party processing and other services	86,649	88,617	86,688	(1,968)	(2)
Professional fees	39,854	37,189	32,785	2,665	7
FDIC insurance and other regulatory fees	94,737	29,083	22,355	65,654	226
Amortization of intangibles	10,487	8,472	9,516	2,015	24
Restructuring charges (reversals)	17,707	(9,690)	7,223	27,397	(283)
Valuation adjustment to Visa derivative	3,927	6,000	2,656	(2,073)	(35)
(Gain) loss on early extinguishment of debt	(5,400)	677	—	(6,077)	nm
Loss on other loans held for sale	50,064	—	—	50,064	nm
Other operating expense	129,440	140,718	120,033	(11,278)	(8)
Total non-interest expense	$1,335,424	$1,157,506	$1,099,904	$177,918	15%

Non-interest expense for the year ended December 31, 2023 was $1.34 billion, an increase of $177.9 million, or 15%, compared to the year ended December 31, 2022. The increase in non-interest expense during 2023 was impacted by a $51.0 million accrual for the FDIC special assessment and a $50.1 million loss related to strategic sales of medical office buildings loans and third-party consumer loans. In addition, restructuring charges of $18.4 million were recorded for one-time benefits associated with a voluntary early retirement program offered to certain qualified employees in 2023 while 2022 benefited from a $9.7 million reversal of restructuring charges.
Salaries and other personnel expense increased compared to 2022, primarily due to the impacts of merit and inflationary wage increases, employee healthcare costs, unfavorable deferred loan origination costs due to lower loan production, and a $9.0 million unfavorable change from the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue). The increases were somewhat offset by lower incentives and commissions largely due to decreased performance and production volumes. Synovus employees totaled 4,879, down 235, or 5%, from December 31, 2022 primarily as a result of the aforementioned voluntary early retirement program in addition to strategic reductions in areas primarily impacted by production volume declines, partially offset by additions in areas associated with revenue growth and certain critical support functions.
Net occupancy, equipment, and software expense increased compared to 2022, due primarily to continued investments in technology and operations infrastructure. Synovus Bank operated 246 branches at both December 31, 2023 and 2022.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased compared to 2022, mostly due to lower servicing fees associated with decreased third-party consumer loans somewhat offset by enhancements associated with technology and operations infrastructure investments and new business initiatives.
Professional fees increased compared to 2022, primarily from increased legal fees from various transaction-related matters, including new business initiatives, and higher consulting fees largely related to strategic and infrastructure investments.
FDIC insurance and other regulatory fees increased compared to 2022. On May 22, 2023, the FDIC published its proposed rule to charge certain banks a special assessment to cover losses incurred by the Deposit Insurance Fund (DIF) due to bank failures in March and May of 2023. The final rule was approved by the FDIC Board on November 16, 2023 and imposed a special assessment at an annual rate of approximately 13.4 bps on a bank's uninsured deposits balance, in excess of $5 billion, as of December 31, 2022, payable in eight quarterly installments beginning in the first quarter of 2024. A $51.0 million expense was accrued in the fourth quarter of 2023, with the remaining increase largely due to the industry-wide 2 bps increase in the deposit insurance initial base assessment rate that went into effect in the first quarter of 2023.
Amortization of intangibles increased during 2023 primarily due to Synovus' acquisition of Qualpay. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" for further discussion on Qualpay and "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets" for further information on Qualpay's other intangible assets.
During the year ended December 31, 2023, Synovus' restructuring charges of $17.7 million primarily consisted of $18.4 million in one-time termination benefits associated with a voluntary early retirement program offered to certain employees, $4.7 million in gains on the sale of branches previously closed, and $3.8 million of additional severance unrelated to the amount recorded for the voluntary early retirement program. During the year ended December 31, 2022, a net restructuring reversal of $9.7 million was recorded and primarily consisted of $15.4 million in gains on sales of certain building and branch locations and $4.8 million in lease termination charges and asset impairment charges related to branch closures and restructuring of corporate real estate as part of a large-scale property optimization program.
For the years ended December 31, 2023 and 2022, Synovus recorded $3.9 million and $6.0 million, respectively, in valuation adjustments to the Visa derivative associated with an indemnification agreement following Visa's announcements of funding into its litigation escrow account. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information on the Visa derivative.
In 2023, Synovus repurchased $97.0 million of its 5.90% Fixed-to-Fixed Rate Subordinated Notes through both a cash tender offer and open market purchases and recognized gains of $5.4 million on the early extinguishment of debt. On February 10, 2022, Synovus Bank redeemed its 2.289% Fixed-to-Floating Rate Bank Senior Notes of $400 million par value and incurred a $677 thousand loss on early extinguishment of debt.
During 2023, Synovus recorded a loss of $50.1 million related to strategic sales of medical office buildings loans and third-party consumer loans. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" for further information.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. The decrease over prior year was primarily related to decreased loan expense from lower production and a $2.7 million reversal of an impairment charge related to the Qualpay investment. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 14 - Commitments and Contingencies" for further discussion on Qualpay.

Income Taxes
Income tax expense was $154.0 million for the year ended December 31, 2023, compared to $206.3 million and $228.9 million for the years ended December 31, 2022 and 2021, respectively. The effective income tax rate for the years ended December 31, 2023, 2022, and 2021 was 22.1%, 21.4%, and 23.1%, respectively. The most significant factor of the increase in the effective tax rate in 2023 compared to the prior year related to a downward revaluation of state deferred tax assets associated with the anticipated expansion of a third-party lending relationship which would lower future taxes in certain states.
Deferred tax assets generally represent amounts available to reduce income taxes payable in future years. At December 31, 2023, the net deferred tax asset was $506.9 million compared to $595.3 million at December 31, 2022.
Synovus regularly assesses the realizability of its net deferred tax assets based upon all available evidence, both positive and negative. Based upon the assessment, Synovus established a valuation allowance of $26.2 million at December 31, 2023 and $19.1 million at December 31, 2022, on the portion of its federal and state NOLs and tax credits that are not expected to be utilized prior to expiration in years 2024 through 2043. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.

Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. Credit quality metrics migrated from historically low levels with the NPA and NPL ratios both at 0.66% and total past dues at 0.14%, as a percentage of total loans. Net charge-offs for 2023 at $153.3 million, or 0.35%, of average loans, were largely impacted by strategic loan sales and exposure to a nationally syndicated C&I credit that resulted in a $23.3 million net charge-off.

Table 16 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2023	2022	2021
Non-performing loans	$288,177	$128,061	$131,042
ORE and other assets	—	15,320	27,137
Non-performing assets	$288,177	$143,381	$158,179
Loans 90 days past due and still accruing	$5,053	$3,373	$6,770
As a % of loans	0.01%	0.01%	0.02%
Total past due loans and still accruing	$59,099	$65,568	$57,565
As a % of loans	0.14%	0.15%	0.15%
FDMs(1)	$249,529
Accruing TDRs(1)		$146,840	$119,804
Non-performing loans as a % of total loans	0.66%	0.29%	0.33%
Non-performing assets as a % of total loans, impaired loans held for sale, ORE, and specific other assets	0.66	0.33	0.40
Total loans	$43,404,490	$43,716,353	$39,311,958
Net charge-offs	153,342	53,156	77,788
Net charge-offs/average loans	0.35%	0.13%	0.20%
Provision for (reversal of) loan losses	$189,303	$68,983	$(100,351)
Provision for (reversal of) unfunded commitments	(224)	15,570	(5,900)
Provision for (reversal of) credit losses	$189,079	$84,553	$(106,251)
Allowance for loan losses	$479,385	$443,424	$427,597
Reserve for unfunded commitments	57,231	57,455	41,885
Allowance for credit losses	$536,616	$500,879	$469,482
ACL to loans coverage ratio	1.24%	1.15%	1.19%
ALL to loans coverage ratio	1.10	1.01	1.09
ACL/NPLs	186.21	391.13	358.27
ALL/NPLs	166.35	346.26	326.31

(1) Synovus' adoption of ASU-2022-02 on January 1, 2023 on a prospective basis resulted in the elimination of accounting and disclosure requirements for TDRs and added requirements for the disclosure of certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty called FDMs. As a result, the population of loans considered FDMs is larger than the population previously considered TDRs. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 3 - Loans and Allowance for Loan Losses" for additional information on FDMs and TDRs in prior periods.
Non-performing Assets
Total NPAs were $288.2 million at December 31, 2023, a $144.8 million increase from December 31, 2022 primarily due to the designation of several large commercial relationships as non-performing, which have undergone impairment testing and have been appropriately marked or reserved. Total NPAs as a percentage of total loans, other loans held for sale, ORE and specific other assets increased to 0.66% at December 31, 2023 compared to 0.33% at December 31, 2022. NPLs were $288.2 million at December 31, 2023, a $160.1 million increase from December 31, 2022.

The following table shows the components of NPAs by portfolio class at December 31, 2023 and 2022.

Table 17 - NPAs by Portfolio Class
	December 31,
	2023	2022
(in thousands)	Total NPAs(1)	NPLs	ORE and Other Assets	Total NPAs
Commercial, financial, and agricultural	$89,870	$59,307	$—	$59,307
Owner-occupied	91,370	10,104	—	10,104
Total commercial and industrial	181,240	69,411	—	69,411
Investment properties	39,770	3,473	—	3,473
1-4 family properties	3,056	3,122	—	3,122
Land and development	804	1,158	—	1,158
Total commercial real estate	43,630	7,753	—	7,753
Consumer mortgages	46,108	36,847	—	36,847
Home equity	10,473	6,830	—	6,830
Other consumer loans	6,726	7,220	—	7,220
Total consumer	63,307	50,897	—	50,897
Other assets	—	—	15,320	15,320
Total	$288,177	$128,061	$15,320	$143,381

(1) For December 31, 2023, total NPAs equaled total NPLs.
Past Due Loans
As a percentage of loans outstanding, loans 30 or more days past due and still accruing interest were 0.14% at December 31, 2023 compared to 0.15% at December 31, 2022. As a percentage of loans outstanding, loans 90 days past due and still accruing interest were 0.01% at both December 31, 2023 and 2022. These loans are in the process of collection and carry reserves in accordance with our ACL methodology.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at December 31, 2023 increased $584.5 million compared to December 31, 2022, primarily due to pressures from the economic and interest rate environment.

Table 18 - Criticized and Classified Loans	December 31,
(dollars in thousands)	2023	2022
Special mention loans	$615,748	$312,921
Substandard loans	898,579	626,266
Doubtful loans	9,714	—
Loss loans	2,539	2,884
Criticized and Classified loans	$1,526,580	$942,071
As a % of total loans	3.5%	2.2%

Net Charge-offs
Total 2023 net charge-offs were $153.3 million, or 0.35%, of average loans, compared to total net charge-offs of $53.2 million, or 0.13% of average loans in 2022. Net charge-offs increased in 2023 as compared to 2022 largely due to net charge-offs of $31.3 million related to strategic loan sales as well as a $23.3 million net charge-off that resulted from exposure to a nationally syndicated C&I credit. Excluding the strategic loan sales, the net charge-off ratio for 2023 was 0.28% of average loans. The following table shows net charge-offs (recoveries) for the years ended December 31, 2023, 2022, and 2021.

Table 19 - Net Charge-offs
	Years Ended December 31,
	2023		2022		2021
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial and industrial	$69,656	0.31%	$27,963	0.13%	$49,723	0.26%
Commercial real estate	44,177	0.35	1,469	0.01	7,948	0.08
Consumer	39,509	0.46	23,724	0.27	20,117	0.23
Total net charge-offs	$153,342	0.35%	$53,156	0.13%	$77,788	0.20%

(1)    Net charge-off ratio as a percentage of average loans.
Provision for (reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses of $189.1 million for the year ended December 31, 2023 included net charge-offs of $153.3 million and compares to a provision for credit losses of $84.6 million for the year ended December 31, 2022 that included net charge-offs of $53.2 million. The increase in provision was driven by increased net charge-offs and downward risk grade migration, as well as continued economic uncertainty. The increase in 2023 net charge-offs included net charge-offs of $31.3 million related to strategic loan sales as well as exposure to a nationally syndicated C&I credit.
The ALL of $479.4 million and the reserve for unfunded commitments of $57.2 million, which is recorded in other liabilities, comprise the total ACL of $536.6 million at December 31, 2023. The ACL increased $35.7 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of an ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.24% at December 31, 2023 was 9 bps higher compared to December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from downward risk grade migration, an increase in reserves on individually evaluated loans, and the continuation of an uncertain economic environment.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" in this Report for more information.
The following table shows the allocation of the allowance for loan losses at December 31, 2023 and 2022.

Table 20 - Allocation of Allowance for Loan Losses
	December 31,
	2023			2022
(dollars in thousands)	Amount	% of ALL	% of Total Loans(1)	Amount	% of ALL	% of Total Loans(1)
Commercial and industrial	$218,970	45.7%	52.0%	$161,550	36.4%	50.5%
Commercial real estate	133,758	27.9	28.4	143,575	32.4	28.9
Consumer	126,657	26.4	19.6	138,299	31.2	20.6
Total allowance for loan losses	$479,385	100.0%	100.0%	$443,424	100.0%	100.0%

(1)    Loan balance in each category expressed as a percentage of loans, net of deferred fees and costs. See Table 5 - Loans by Portfolio Class in this Report for more information.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At December 31, 2023, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 21 - Capital Ratios
(dollars in thousands)	December 31, 2023	December 31, 2022
CET1 capital
Synovus Financial Corp.	$5,206,521	$4,926,194
Synovus Bank	5,559,624	5,446,703
Tier 1 risk-based capital
Synovus Financial Corp.	5,743,666	5,463,339
Synovus Bank	5,559,624	5,446,703
Total risk-based capital
Synovus Financial Corp.	6,654,224	6,415,681
Synovus Bank	6,249,947	6,079,152
CET1 capital ratio
Synovus Financial Corp.	10.22%	9.63%
Synovus Bank	10.93	10.66
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.28	10.68
Synovus Bank	10.93	10.66
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.07	12.54
Synovus Bank	12.29	11.89
Leverage ratio
Synovus Financial Corp.	9.49	9.07
Synovus Bank	9.21	9.06

At December 31, 2023, Synovus' CET1 ratio was 10.22%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The December 31, 2023 CET1 ratio increased 59 bps compared to December 31, 2022 as our organic earnings and muted balance sheet growth supported capital accretion. For more information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" in this Report. In 2024, our capital plan anticipates a stable common stock dividend and management of our CET1 ratio within our targeted range of 10.0% to 10.5%.
The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. Subsequent to year-end, through February 20, 2024, Synovus repurchased $29.9 million, or 800 thousand shares, of common stock via open market transactions.
On January 18, 2023, Synovus announced that its Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.38 per share, beginning with the quarterly dividend payable in April 2023, and authorized share repurchases of up to $300 million in 2023. During 2023, Synovus did not repurchase any common stock.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and the December 31, 2023 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At December 31, 2023, $29.2 million, or a cumulative 6 bps benefit to CET1, was deferred.
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
During 2023, Synovus Bank and non-bank subsidiaries paid upstream cash dividends to the Parent Company totaling $435.0 million. During 2022, Synovus Bank paid upstream cash dividends to the Parent Company totaling $350.0 million, and during 2021, Synovus Bank paid upstream cash dividends to the Parent Company totaling $420.0 million.
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
Core deposit balances have increased by $1.12 billion compared to December 31, 2022. Fluctuations among core deposit categories have been a function of the rate environment, as well as deployment of excess cash created from COVID-related stimulus in the case of non-interest-bearing deposits, and included a $3.13 billion decrease in non-interest-bearing demand deposits and a $1.93 billion decline in money market accounts, with an offsetting $4.57 billion increase in time deposits. Synovus continues to proactively manage its liquidity position, which has included increasing brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At December 31, 2023, contingent sources of liquidity totaled approximately $27.7 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $7.56 billion, subject to FHLB credit policies.
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
During 2023, Synovus repurchased $97.0 million of its 5.90% Fixed-to-Fixed Rate Subordinated Notes through both a cash tender offer and open market purchases and recognized gains of $5.4 million on the early extinguishment of debt. The

Company may continue to redeem any outstanding debt as it deems appropriate and as permitted per regulatory approvals if so required and in compliance with laws.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I - Item 1A. - Risk Factors - Market and Other General Risk - Recent negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system, and Credit and Liquidity Risk - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results". Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem its preferred stock, repurchase shares, or strengthen its liquidity or capital position.
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2023. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with obligations related to Synovus' sponsorship of MPS businesses. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Deposits" of this Report for information on contractual maturities of time deposits and "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Other Short-term Borrowings and Long-term Debt" for information on long-term debt obligations.

Table 22 - Contractual Cash Obligations
	Payments Due After December 31, 2023
(in thousands)	1 Year or Less	After 1 Year	Total
Long-term debt obligations	$108,347	$2,220,734	$2,329,081
Lease obligations	36,335	677,313	713,648
Purchase commitments(1)	81,841	103,944	185,785
Commitments to fund tax credits, CRA partnerships, and other investments(2)	195,185	98,081	293,266
Total contractual cash obligations	$421,708	$3,100,072	$3,521,780

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

Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue; adjusted non-interest expense; adjusted revenue; adjusted tangible efficiency ratio; adjusted return on average assets; adjusted net income available to common shareholders; adjusted net income per common share, diluted; adjusted return on average common equity; return on average tangible common equity; adjusted return on average tangible common equity; the tangible common equity ratio; and adjusted PPNR are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total TE revenue, efficiency ratio-TE, return on average assets, net income available to common shareholders, net income per common share, diluted, return on average common equity, the ratio of total Synovus Financial Corp. shareholders' equity to total assets, and PPNR, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue are measures used by management to evaluate non-interest revenue and total revenue exclusive of net investment securities gains (losses), fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted return on average assets, adjusted net income available to common shareholders, adjusted net income per common share, diluted, and adjusted return on average common equity are measurements used by management to evaluate operating results exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus’ performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by management to assess the strength of our capital position. Adjusted PPNR is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. The computations of these measures are set forth in the tables below.
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

Table 23 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2023	2022
Adjusted non-interest revenue
Total non-interest revenue	$404,010	$409,336
Gain on sale of GLOBALT	(1,929)	—
Recovery of NPA	(13,126)	—
Investment securities (gains) losses, net	76,718	—
Fair value adjustment on non-qualified deferred compensation	(4,987)	4,054
Adjusted non-interest revenue	$460,686	$413,390

Adjusted non-interest expense
Total non-interest expense	$1,335,424	$1,157,506
Loss on other loans held for sale	(50,064)	—
Restructuring (charges) reversals	(17,707)	9,690
Valuation adjustment to Visa derivative	(3,927)	(6,000)
Gain (loss) on early extinguishment of debt	5,400	(677)
Fair value adjustment on non-qualified deferred compensation	(4,987)	4,054
Adjusted non-interest expense	$1,264,139	$1,164,573

Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$1,264,139	$1,164,573
Amortization of intangibles	(10,487)	(8,472)
Adjusted tangible non-interest expense	$1,253,652	$1,156,101

Net interest income	$1,816,655	$1,796,900
Tax equivalent adjustment	4,621	3,927
Total non-interest revenue	404,010	409,336
Total TE revenue	$2,225,286	$2,210,163
Gain on sale of GLOBALT	(1,929)	—
Recovery of NPA	(13,126)	—
Investment securities (gains) losses, net	76,718	—
Fair value adjustment on non-qualified deferred compensation	(4,987)	4,054
Adjusted revenue	$2,281,962	$2,214,217
Efficiency ratio-TE	60.01%	52.37%
Adjusted tangible efficiency ratio	54.94	52.21

Table 23 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2023	2022
Adjusted return on average assets
Net income	$542,141	$757,902
Restructuring charges (reversals)	17,707	(9,690)
Valuation adjustment to Visa derivative	3,927	6,000
(Gain) loss on early extinguishment of debt	(5,400)	677
Gain on sale of GLOBALT	(1,929)	—
Recovery of NPA	(13,126)	—
Loss on other loans held for sale	50,064	—
Investment securities (gains) losses, net	76,718	—
Tax effect of adjustments(1)	(31,312)	733
Adjusted net income	$638,790	$755,622
Total average assets	$59,921,868	$57,610,073
Return on average assets	0.90%	1.32%
Adjusted return on average assets	1.07	1.31

Adjusted net income available to common shareholders and adjusted net income per common share, diluted
Net income available to common shareholders	$507,755	$724,739
Restructuring charges (reversals)	17,707	(9,690)
Valuation adjustment to Visa derivative	3,927	6,000
(Gain) loss on early extinguishment of debt	(5,400)	677
Gain on sale of GLOBALT	(1,929)	—
Recovery of NPA	(13,126)	—
Loss on other loans held for sale	50,064	—
Investment securities (gains) losses, net	76,718	—
Tax effect of adjustments(1)	(31,312)	733
Adjusted net income available to common shareholders	$604,404	$722,459
Weighted average common shares outstanding, diluted	146,734	146,481
Net income per common share, diluted	$3.46	$4.95
Adjusted net income per common share, diluted	4.12	4.93
(1) An assumed marginal tax rate of 24.5% for 2023 and 24.3% for 2022 was applied.

Table 23 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2023	2022
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity
Net income available to common shareholders	$507,755	$724,739
Restructuring charges (reversals)	17,707	(9,690)
Valuation adjustment to Visa derivative	3,927	6,000
(Gain) loss on early extinguishment of debt	(5,400)	677
Gain on sale of GLOBALT	(1,929)	—
Recovery of NPA	(13,126)	—
Loss on other loans held for sale	50,064	—
Investment securities (gains) losses, net	76,718	—
Tax effect of adjustments(1)	(31,312)	733
Adjusted net income available to common shareholders	$604,404	$722,459
Amortization of intangibles, tax effected(1)	7,921	6,410
Adjusted net income available to common shareholders excluding amortization of intangibles	$612,325	$728,869

Net income available to common shareholders	$507,755	$724,739
Amortization of intangibles, tax effected(1)	7,921	6,410
Net income available to common shareholders excluding amortization of intangibles	$515,676	$731,149

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,173,417	$4,163,556
Average goodwill	(471,084)	(452,390)
Average other intangible assets, net	(48,812)	(31,317)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$3,653,521	$3,679,849
Return on average common equity	12.2%	17.4%
Adjusted return on average common equity	14.5	17.4
Return on average tangible common equity	14.1	19.9
Adjusted return on average tangible common equity	16.8	19.8
(1) An assumed marginal tax rate of 24.5% for 2023 and 24.3% for 2022 was applied.

	December 31,
(dollars in thousands)	2023	2022
Tangible common equity ratio
Total assets	$59,809,534	$59,731,378
Goodwill	(480,440)	(452,390)
Other intangible assets, net	(45,928)	(27,124)
Tangible assets	$59,283,166	$59,251,864

Total Synovus Financial Corp. shareholders' equity	$5,119,993	$4,475,801
Goodwill	(480,440)	(452,390)
Other intangible assets, net	(45,928)	(27,124)
Preferred stock, no par value	(537,145)	(537,145)
Tangible common equity	$4,056,480	$3,459,142
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.56%	7.49%
Tangible common equity ratio	6.84	5.84

Table 23 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2023	2022
Adjusted PPNR
Net interest income	$1,816,655	$1,796,900
Total non-interest revenue	404,010	409,336
Total non-interest expense	(1,335,424)	(1,157,506)
Pre-provision net revenue (PPNR)	$885,241	$1,048,730

Net interest income	$1,816,655	$1,796,900
Taxable equivalent adjustment	4,621	3,927
TE net interest income	1,821,276	1,800,827
Total non-interest revenue	$404,010	$409,336
Total TE revenue	2,225,286	2,210,163
(Gain) on sale of GLOBALT	(1,929)	—
Recovery of NPA	(13,126)	—
Investment securities (gains) losses, net	76,718	—
Fair value adjustment on non-qualified deferred compensation	(4,987)	4,054
Adjusted revenue	$2,281,962	$2,214,217

Total non-interest expense	$1,335,424	$1,157,506
(Loss) gain on early extinguishment of debt	5,400	(677)
Loss on other loans held for sale	(50,064)	—
Restructuring (charges) reversals	(17,707)	9,690
Valuation adjustment to Visa derivative	(3,927)	(6,000)
Fair value adjustment on non-qualified deferred compensation	(4,987)	4,054
Adjusted non-interest expense	$1,264,139	$1,164,573

Adjusted revenue	$2,281,962	$2,214,217
Adjusted non-interest expense	(1,264,139)	(1,164,573)
Adjusted PPNR	$1,017,823	$1,049,644

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
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus' earnings assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors for both loans and deposits. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 40%-45% as of the most recently reported period. The simulation modeling process is performed in a manner consistent with Synovus policies and procedures with results reviewed on an on-going basis by ALCO and the Risk Committee of the Board of Directors.
Within this framework, Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 5.25% to 5.50% as of December 31, 2023 and the current prime rate of 8.50% as of December 31, 2023. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 3.7% and 1.9% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.0% and 4.1% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at December 31, 2023, with comparable information for December 31, 2022.

Table 24 - Twelve Month Net Interest Income Sensitivity
Change in Interest Rates (in bps)	Estimated Change in Net Interest Income As of December 31,
	2023	2022
+200	3.7%	6.4%
+100	1.9%	3.1%
-100	(2.0)%	(3.5)%
-200	(4.1)%	(7.5)%

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
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of the sensitivity of the Company's EVE. The EVE measurement process estimates the net fair value of assets, liabilities, and off-balance sheet financial instruments under various interest rate scenarios. Management uses EVE sensitivity analyses as an additional means of measuring interest rate and incorporates this form of analysis within its governance and limits framework.
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
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of rising interest rates as we have been experiencing through-the-cycle. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.
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
As of December 31, 2023 and 2022, Synovus had $5.60 billion and $5.25 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of December 31, 2023 and 2022, Synovus had $2.56 billion and $2.23 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and interest-bearing deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for loan losses for loans held for investment evaluated on a collective basis
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses was $479.4 million as of December 31, 2023, a substantial portion of which relates to loans held for investment evaluated on a collective basis (the collective allowance). The Company estimated the December 31, 2023 collective allowance on a collective (pool) basis for loans grouped with similar risk characteristics based upon the nature of the loan type. The Company estimated the 2023 collective allowance using a discounted cash flow model for each loan group over the contractual term of the loan, adjusted for expected prepayments and curtailments where appropriate. Such model applies the forecasted PD, which is the probability that a borrower will default, adjusted for relevant macroeconomic factors, comprising multiple weighted scenarios representing different plausible outcomes, and LGD, which is the estimate of the amount of net loss in the event of default to the estimated cash flows. To the extent the estimated lives of the loans in the portfolio extend beyond the reasonable and supportable forecast of two years, the Company reverts on a straight-line basis back to the historical loss rates over a one-year period. The resulting life-of-loan loss estimate may be adjusted for certain quantitative and qualitative factors to address uncertainty and limitations in the quantitative model.
We identified the assessment of the December 31, 2023 collective allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective allowance methodology, including the methods and model used to estimate the inputs to the discounted cash flow model including the forecasted PD, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period. The assessment also included an evaluation of the significant assumption that quantitative adjustments are necessary to address uncertainty and limitations in the quantitative model. The assessment also included an evaluation of the conceptual soundness and performance of the forecasted PD model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the 2023 collective allowance estimate, including controls over the:
•development of the 2023 collective allowance methodology
•continued use and appropriateness of changes to the forecasted PD model
•identification and determination of the significant assumptions used in the forecasted PD model, portfolio segmentation, the selection of the macroeconomic forecasts and the weighting of each, the selection of the macroeconomic factors, the reasonable and supportable forecast period, reversion methodology, and the historical observation period
•continued use and appropriateness of changes to the quantitative adjustments necessary to address uncertainty and limitations in the quantitative model
•conceptual soundness and performance of the forecasted PD model
•analysis of 2023 collective allowance results, trends, and ratios.
We evaluated the Company’s process to develop the 2023 collective allowance estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We also involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s 2023 collective allowance methodology for compliance with U.S. generally accepted accounting principles
•evaluating assumptions made by the Company relative to the selection of the macroeconomic forecasts, including the appropriateness of their weightings and selection of macroeconomic factors, and forecasted PD used in the discounted cash flow model by comparing them to relevant Company-specific metrics and trends and relevant industry practices
•evaluating the length of the historical observation period, reasonable and supportable forecast period, and the reversion period by comparing to specific portfolio risk characteristics and trends
•determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices
•assessing the conceptual soundness and performance of the forecasted PD model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating the significant assumption that quantitative adjustments are necessary to address uncertainty and limitations in the quantitative model and the effect of the quantitative adjustments on the 2023 collective allowance compared with relevant credit risk factors, and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective allowance by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1975.
Atlanta, Georgia
February 23, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2024 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Atlanta, Georgia
February 23, 2024

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2023	2022
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,414,103	$1,939,413
Federal funds sold and securities purchased under resale agreements	37,323	38,367
Total cash, cash equivalents, and restricted cash	2,451,426	1,977,780
Investment securities available for sale, at fair value	9,788,662	9,678,103
Loans held for sale (includes $47,338 and $51,136, measured at fair value, respectively)	52,768	391,502
Loans, net of deferred fees and costs	43,404,490	43,716,353
Allowance for loan losses	(479,385)	(443,424)
Loans, net	42,925,105	43,272,929
Cash surrender value of bank-owned life insurance	1,112,030	1,089,280
Premises, equipment and software, net	365,851	370,632
Goodwill	480,440	452,390
Other intangible assets, net	45,928	27,124
Other assets	2,587,324	2,471,638
Total assets	$59,809,534	$59,731,378
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$12,507,616	$15,639,899
Interest-bearing deposits	38,231,569	33,231,660
Total deposits	50,739,185	48,871,559
Federal funds purchased and securities sold under repurchase agreements	189,074	146,588
Other short-term borrowings	3,496	603,384
Long-term debt	1,932,534	4,109,597
Other liabilities	1,801,097	1,524,449
Total liabilities	54,665,386	55,255,577
Shareholders’ Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 171,360,188 and 170,141,492, respectively; outstanding 146,705,330 and 145,486,634, respectively	171,360	170,141
Additional paid-in capital	3,955,819	3,920,346
Treasury stock, at cost; 24,654,858 shares	(944,484)	(944,484)
Accumulated other comprehensive income (loss), net	(1,117,073)	(1,442,117)
Retained earnings	2,517,226	2,234,770
Total Synovus Financial Corp. shareholders’ equity	5,119,993	4,475,801
Noncontrolling interest in subsidiary	24,155	—
Total equity	5,144,148	4,475,801
Total liabilities and shareholders' equity	$59,809,534	$59,731,378

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Interest income:
Loans, including fees	$2,684,762	$1,806,060	$1,482,567
Investment securities available for sale	248,294	209,951	140,077
Loans held for sale	30,092	34,037	23,809
Federal Reserve Bank balances	68,289	18,117	3,777
Other earning assets	18,921	7,622	3,113
Total interest income	3,050,358	2,075,787	1,653,343
Interest expense:
Deposits	1,026,755	187,232	74,919
Long-term debt	180,670	79,402	45,349
Federal funds purchased, securities sold under repurchase agreements, and other borrowings	26,278	12,253	128
Total interest expense	1,233,703	278,887	120,396
Net interest income	1,816,655	1,796,900	1,532,947
Provision for (reversal of) credit losses	189,079	84,553	(106,251)
Net interest income after provision for credit losses	1,627,576	1,712,347	1,639,198
Non-interest revenue:
Service charges on deposit accounts	90,096	93,067	86,310
Fiduciary and asset management fees	78,077	78,414	77,147
Card fees	72,357	61,833	51,399
Brokerage revenue	83,431	67,034	56,439
Mortgage banking income	15,157	17,476	54,371
Capital markets income	32,181	26,702	26,118
Income from bank-owned life insurance	31,429	29,720	38,019
Investment securities gains (losses), net	(76,718)	—	(799)
Recovery of NPA	13,126	—	—
Other non-interest revenue	64,874	35,090	61,062
Total non-interest revenue	404,010	409,336	450,066
Non-interest expense:
Salaries and other personnel expense	728,378	681,710	649,426
Net occupancy, equipment, and software expense	179,581	174,730	169,222
Third-party processing and other services	86,649	88,617	86,688
Professional fees	39,854	37,189	32,785
FDIC insurance and other regulatory fees	94,737	29,083	22,355
Restructuring charges (reversals)	17,707	(9,690)	7,223
Loss on other loans held for sale	50,064	—	—
Other operating expense	138,454	155,867	132,205
Total non-interest expense	1,335,424	1,157,506	1,099,904
Income before income taxes	696,162	964,177	989,360
Income tax expense	154,021	206,275	228,893
Net income	542,141	757,902	760,467
Less: Net income (loss) attributable to noncontrolling interest	(1,564)	—	—
Net income attributable to Synovus Financial Corp.	543,705	757,902	760,467
Less: Preferred stock dividends	35,950	33,163	33,163
Net income available to common shareholders	$507,755	$724,739	$727,304
Net income per common share, basic	$3.48	$4.99	$4.95
Net income per common share, diluted	3.46	4.95	4.90
Weighted average common shares outstanding, basic	146,115	145,364	147,041
Weighted average common shares outstanding, diluted	146,734	146,481	148,495

    See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2023			2022			2021
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$696,162	$(154,021)	$542,141	$964,177	$(206,275)	$757,902	$989,360	$(228,893)	$760,467
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	215,914	(52,101)	163,813	(1,522,047)	369,764	(1,152,283)	(234,550)	60,304	(174,246)
Reclassification adjustment for realized (gains) losses included in net income	76,718	(18,527)	58,191	—	—	—	799	(202)	597
Net change	292,632	(70,628)	222,004	(1,522,047)	369,764	(1,152,283)	(233,751)	60,102	(173,649)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(40,606)	9,815	(30,791)	(298,289)	72,574	(225,715)	(77,948)	20,243	(57,705)
Reclassification adjustment for realized (gains) losses included in net income	176,442	(42,611)	133,831	24,057	(5,855)	18,202	(12,862)	3,260	(9,602)
Net change	135,836	(32,796)	103,040	(274,232)	66,719	(207,513)	(90,810)	23,503	(67,307)
Total other comprehensive income (loss)	$428,468	$(103,424)	$325,044	$(1,796,279)	$436,483	$(1,359,796)	$(324,561)	$83,605	$(240,956)
Comprehensive income (loss)			867,185			(601,894)			519,511
Less: comprehensive income (loss) attributable to noncontrolling interest			(1,564)			—			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$868,749			$(601,894)			$519,511

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

	Synovus Financial Corp. Shareholders' Equity
(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	AOCI	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2020	$537,145	$168,133	$3,851,208	$(731,806)	$158,635	$1,178,019	$—	$5,161,334
Net income	—	—	—	—	—	760,467	—	760,467
Other comprehensive income (loss), net of income taxes	—	—	—	—	(240,956)	—	—	(240,956)
Cash dividends declared on common stock - $1.32 per share	—	—	—	—	—	(193,695)	—	(193,695)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	—	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(199,932)	—	—	—	(199,932)
Issuance of common stock for earnout payment	—		4,955	125	—	—	—	5,080
Restricted share unit vesting and taxes paid related to net share settlement	—	355	(6,254)	—	—	(1,645)	—	(7,544)
Stock options exercised, net	—	896	18,214	—	—	—	—	19,110
Warrants exercised with net settlement and common stock reissued	—	—	(113)	116	—	(3)	—	—
Share-based compensation expense	—	—	26,099	—	—	—	—	26,099
Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$—	$5,296,800
Net income	—	—	—	—	—	757,902	—	757,902
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,359,796)	—	—	(1,359,796)
Cash dividends declared on common stock - $1.36 per share	—	—	—	—	—	(197,762)	—	(197,762)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	—	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	399	(8,089)	—	—	(2,187)	—	(9,877)
Stock options exercised, net	—	358	6,696	—	—	—	—	7,054
Share-based compensation expense	—	—	27,630	—	—	—	—	27,630
Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	543,705	(1,564)	542,141
Other comprehensive income (loss), net of income taxes	—	—	—	—	325,044	—	—	325,044
Cash dividends declared on common stock - $1.52 per share	—	—	—	—	—	(222,329)	—	(222,329)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(35,950)	—	(35,950)
Restricted share unit vesting and taxes paid related to net share settlement	—	527	(8,938)	—	—	(2,673)	—	(11,084)
Stock options exercised, net	—	692	12,333	—	—	—	—	13,025
Share-based compensation expense	—	—	32,078	—	—	—	—	32,078
Acquisition of noncontrolling interest	—	—	—	—	—	—	25,719	25,719
Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148

(1)    For the years ended December 31, 2022 and 2021, dividends per share were $1.58 and $1.47 for Series D and Series E Preferred Stock, respectively.
(2)    For the year ended December 31, 2023, dividends per share were $1.92 and $1.47 for Series D and Series E Preferred Stock, respectively.

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating Activities
Net income	$542,141	$757,902	$760,467
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (reversal of) credit losses	189,079	84,553	(106,251)
Depreciation, amortization, and accretion, net	93,458	69,172	113,552
Deferred income tax expense (benefit)	16,837	10,868	45,000
Originations of loans held for sale	(600,671)	(3,352,235)	(3,698,368)
Proceeds from sales of loans held for sale	945,944	3,709,022	3,749,502
Gain on sales of loans held for sale, net	(9,700)	(12,126)	(42,513)
(Increase) decrease in other assets	(290,477)	(187,205)	(34,293)
Increase (decrease) in other liabilities	244,335	82,957	(21,674)
Investment securities (gains) losses, net	76,718	—	799
Share-based compensation expense	32,224	27,904	27,795
Loss on sales of loans	50,064	—	—
Other	(7,329)	677	—
Net cash provided by (used in) operating activities	1,282,623	1,191,489	794,016
Investing Activities
Net cash received (paid) for business combination and divestiture	8,359	—	—
Proceeds from maturities and principal collections of investment securities available for sale	937,967	1,973,990	3,051,158
Proceeds from sales of investment securities available for sale	1,301,520	—	565,400
Purchases of investment securities available for sale	(2,150,430)	(2,287,318)	(6,877,712)
Net proceeds from sales of loans	1,651,154	69,784	111,168
Purchases of loans	(10,623)	(514,475)	(1,624,182)
Net (increase) decrease in loans	(1,524,681)	(3,987,133)	373,964
Net (purchases) redemptions of Federal Reserve Bank stock	(5,081)	15,151	(1,220)
Net (purchases) redemptions of Federal Home Loan Bank stock	128,458	(163,531)	(1,200)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	8,773	9,271	19,045
Net increase in premises, equipment and software	(32,207)	(30,105)	(25,954)
Other	10,757	58,884	25,367
Net cash provided by (used in) investing activities	323,966	(4,855,482)	(4,384,166)
Financing Activities
Net increase (decrease) in deposits	1,858,349	(531,490)	2,735,705
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	42,486	(117,545)	36,211
Net increase (decrease) in other short-term borrowings	(599,888)	603,184	(7,520)
Repayments and redemption of long-term debt	(5,404,731)	(700,000)	—
Proceeds from long-term debt, net	3,220,912	3,622,892	—
Dividends paid to common shareholders	(216,061)	(196,148)	(194,677)
Dividends paid to preferred shareholders	(35,950)	(33,163)	(33,163)
Issuances, net of taxes paid, under equity compensation plans	1,940	(2,823)	11,566
Repurchase of common stock	—	(12,987)	(199,932)
Other	—	—	(1,104)
Net cash provided by (used in) financing activities	(1,132,943)	2,631,920	2,347,086
Increase (decrease) in cash and cash equivalents including restricted cash	473,646	(1,032,073)	(1,243,064)
Cash, cash equivalents, and restricted cash at beginning of year	1,977,780	3,009,853	4,252,917
Cash, cash equivalents, and restricted cash at end of year	$2,451,426	$1,977,780	$3,009,853

Supplemental Disclosures:
Income taxes paid	$69,753	$175,680	$204,214
Interest paid	1,112,905	242,040	132,923
Non-cash Activities:
Settlement of acquired debt	31,109	—	—
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
Principles of Consolidation and Basis of Presentation
The consolidated financial statements of Synovus include the accounts of the Parent Company and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Prior period consolidated financial statements are reclassified whenever necessary to conform to the current period presentation. No reclassifications of prior period balances were material to the consolidated financial statements.
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
Acquisition
Qualpay
On June 1, 2023, Synovus acquired a 60% equity interest in Qualpay, a provider of a cloud-based platform that combines a payment gateway with merchant processing solutions, allowing merchants and independent software vendors to integrate payments into their software or websites. As part of this acquisition, Synovus acquired three of the five seats on Qualpay's Board of Directors.
Under the terms of the agreement, Synovus acquired a controlling interest in Qualpay in exchange for $7.0 million in cash and the settlement of Qualpay's debt to Synovus of $31.1 million. Synovus accounted for the transaction as a business combination and recorded the assets acquired, which primarily consisted of intangible assets and goodwill, liabilities assumed, noncontrolling interest, and consideration exchanged, at their preliminary estimated fair values on the acquisition date. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets and Note 14 - Commitments and Contingencies" in this Report for additional information on Qualpay. The transaction was not material to the consolidated statements of income for the year ended December 31, 2023.
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
Material estimates that are particularly susceptible to significant change relate to the determination of the ACL, estimates of fair value, and income taxes.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily includes interest-bearing funds with Federal Reserve Bank as well as cash and due from banks, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. Cash and cash equivalents included restricted cash of $69.7 million at December 31, 2023 and $66.8 million at December 31, 2022, which were pledged to collateralize certain derivative instruments and letters of credit.
Investment Securities Available for Sale
Investment securities available for sale are carried at fair value with unrealized gains and losses, net of the related tax effect, excluded from earnings and reported as a separate component of shareholders' equity within accumulated other comprehensive income (loss) until realized. Accrued interest receivable on investment securities available for sale is included within other assets on the consolidated balance sheets.
When investment securities available for sale are in an unrealized loss position, Synovus performs a quarterly assessment of its available for sale debt securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit-related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus would record an ACL with an offset to provision for credit losses. Synovus would limit the ACL recorded to the amount the security's fair value is less than the amortized cost basis.
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
Other Loans Held for Sale
Other loans held for sale are carried at the lower of cost or estimated fair value. See the "Fair Value Measurements and Disclosures" section below for discussion of determining fair value.
Loans Held for Investment and Interest Income
Loans the Company has the intent and ability to hold for the foreseeable future are reported at principal amounts outstanding less amounts charged off, net of deferred fees and costs, and purchase premium/discount. Interest income is recognized on a level yield basis.
Non-accrual Loans
Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest is discontinued on loans when reasonable doubt exists as to the full collection of interest and principal, or when loans become contractually past due for 90 days or more as to either interest or principal, in accordance with the terms of the loan agreement, unless they are both well-secured and in the process of collection. When a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed as an adjustment to interest income on loans. Interest payments received on non-accrual loans are generally recorded as a reduction of principal. As payments are received on non-accruing loans, interest income can be recognized on a cash basis; however, there must be an expectation of full repayment of the remaining recorded principal balance. The remaining portion of this payment is recorded as a reduction to principal. Loans are generally returned to accruing status when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest, and the borrower has sustained repayment performance under the terms of the loan agreement for a reasonable period of time (generally six months).
Financial Difficulty Modifications
As described below in "Recent Accounting Pronouncements", Synovus adopted ASU 2022-02, effective January 1, 2023 on a prospective basis, which eliminated the recognition and measurement of troubled debt restructurings. In accordance with ASU 2022-02, when borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. All loan modifications, renewals, and refinancings where borrowers are experiencing financial difficulty are evaluated for FDM classification. To be classified as an FDM, the modifications must be in the form of providing an interest rate reduction relative to the current interest rate, principal forgiveness, or an other-than-insignificant payment delay or extension of the maturity of the loan. An FDM is tracked for twelve months following the modification(s) granted. The effect of these modifications is already included in the ACL because our use of a DCF model captures loan level changes including modified terms as part of the estimation process.
Troubled Debt Restructurings
Prior to the adoption of ASU 2022-02, when borrowers were experiencing financial difficulties, Synovus would, in order to assist the borrowers in repaying the principal and interest owed to Synovus, make certain modifications to the borrower's loan. All loan modifications, renewals, and refinances were evaluated for TDR classification. The ALL on a TDR was measured using the same method as all other loans held for investment, except that the original interest rate, and not the rate specified with the restructuring, was used to discount the expected cash flows. Concessions provided by Synovus in a TDR were generally made in order to assist borrowers so that debt service was not interrupted and to mitigate the potential for loan losses. A number of factors were reviewed when a loan was renewed, refinanced, or modified, including cash flows, collateral values, guarantees, and loan structures. Concessions were primarily in the form of providing a below market interest rate given the borrower's credit risk to assist the borrower in managing cash flows, an extension of the maturity of the loan generally for less than one year, or a period of time generally less than one year with a reduction of required principal and/or interest payments (e.g., interest only for a period of time). Insignificant delays of principal and/or interest payments, or short-term deferrals, were generally not considered to be financial concessions. Further, it was generally Synovus' practice not to defer principal and/or interest for more than twelve months.
Non-accruing TDRs would generally be returned to accrual status if there had been a period of performance, usually at least a six-month sustained period of repayment performance in accordance with the agreement. In the fiscal year subsequent to a loan's initial reporting as a TDR, a TDR for a borrower who was no longer experiencing financial difficulty (as evidenced by a period of performance), which yields a market rate of interest at the time of a renewal, and for which no principal was forgiven, was no longer considered a TDR.

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
Allowance for Credit Losses (ACL)
Synovus calculates its ACL utilizing an expected credit loss methodology (referred to as CECL). CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments, including unfunded loan commitments, accrued interest receivable, available for sale debt securities, and other receivables.
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
Accrued but uncollected interest is recorded in other assets on the consolidated balance sheets. In general, the Company does not record an ACL for accrued interest receivable as allowable per ASC 326-20-30-5A as Synovus' non-accrual policies result in the timely write-off of accrued but uncollected interest.
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
Life-of-loan loss percentages may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These adjustments address model risk, including economic forecast limitations, loan maturity extensions, portfolio composition and concentrations, among others.
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
For individually evaluated loans, if the loan is collateral-dependent, then the fair value of the loan's collateral, less estimated selling costs, is compared to the loan's carrying amount to determine impairment. Fair value is generally estimated using appraisals performed by a certified or licensed appraiser. Management also considers other factors or recent developments, such as changes in absorption rates or market conditions at the time of valuation, selling costs and anticipated sales values, taking into account management's plans for disposition, which could result in adjustments to the fair value estimates indicated in the appraisals. The assumptions used in determining the amount of the impairment are subject to significant judgment. Use of different assumptions, for example, changes in the fair value of the collateral or management's plans for disposition could have a significant impact on the amount of impairment.

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
The loan rating (for both SRR and DRR loans) is subject to approvals from members of management, regional credit and/or loan committees depending on the size of the loan and credit attributes. Loan ratings are regularly evaluated based upon annual scheduled credit reviews or on a more frequent basis if determined prudent by management. Additionally, an independent loan review function evaluates Synovus' risk rating processes on a continuous basis. The primary determinants of the risk ratings for commercial loans are the reliability of the primary source of repayment and the borrower's expected performance. Expected performance is based upon a full analysis of the borrower's historical financial results, current financial strength and future prospects, which includes any external drivers.
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
Goodwill and Other Intangible Assets
Goodwill represents the excess purchase price over the fair value of identifiable net assets of acquired businesses. Goodwill is tested for impairment at the reporting unit level, equivalent to a business segment or one level below. Synovus performs its annual evaluation of goodwill impairment as of October 1, and as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets" of this Report for details of the evaluation.
Other intangible assets relate primarily to a core deposit intangible, client relationships, and developed technology resulting from business acquisitions. The core deposit intangible is amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The remaining intangible assets are amortized using straight line methods based on the remaining lives of the assets with amortization periods ranging from five to ten years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.
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
Card Fees: Card fees consist primarily of interchange fees from credit cards and debit cards processed by card association networks, as well as merchant discounts, and other card-related services. Interchange rates are generally set by the credit card associations and based on purchase volumes and other factors. Interchange fees and merchant discounts are recognized concurrently with the delivery of service on a daily basis as transactions occur. Payment is typically received immediately or in the following month. Card fees are reported net of certain associated expense items including loyalty program expense and network expense.
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
Other Fees (included in other non-interest revenue on the consolidated statements of income): Other fees within the scope of ASC Topic 606 include revenue generated from safe deposit box rental fees, lockbox services, loan-related income, and fees for banking-as-a-service. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services. Other fees are recognized in a manner that reflects the timing of when transactions occur or as services are provided.
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
Derivative Assets and Liabilities
Fair values of interest rate lock commitments and forward commitments are estimated based on an internally developed model that uses readily observable market data such as interest rates, prices, and indices to generate continuous yield or pricing curves, volatility factors, and client credit-related adjustments, subject to the anticipated loan funding probability (pull-through rate). These fair value estimates are classified as Level 2 within the valuation hierarchy.
Fair values of interest rate swaps are determined using a discounted cash flow analysis on the expected cash flows of each derivative, which also includes a credit value adjustment for client swaps. An independent third-party valuation is used to verify and confirm these values, which are classified as Level 2 within the fair value hierarchy.
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
At foreclosure, ORE is recorded at fair value less estimated selling costs, which establishes a new cost basis. Subsequent to foreclosure, ORE is evaluated quarterly and reported at fair value less estimated selling costs, not to exceed the new cost basis, determined by review of current appraisals, as well as the review of comparable sales, contractual sales price, and other estimates of fair value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). Any adjustments are recorded as a component of other operating expense on the consolidated statements of income.

Other Assets Held for Sale
Other assets held for sale consist of certain premises and equipment held for sale. The fair value of these assets is determined primarily on the basis of appraisals, contractual sales price, or BOV, as circumstances warrant, adjusted for estimated selling costs. Both techniques engage licensed or certified professionals that use inputs such as absorption rates, capitalization rates, and market comparables (Level 3).
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
Fair value hedges - If the hedged exposure is a fair value exposure, the unrealized gain or loss on the derivative instrument is recognized in earnings in the period of change, in the same income statement line as the offsetting unrealized loss or gain on the hedged item attributable to the risk being hedged. When a fair value hedge is discontinued, the cumulative basis adjustments related to the hedged asset or liability are amortized to earnings in the same manner as other components of the carrying amount of that asset or liability.
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
The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. During the years ended December 31, 2023 and 2022, Synovus recorded fair value adjustments of $3.9 million and $6.0 million, respectively, in other non-interest expense. Management believes that the estimate of Synovus' exposure to the Visa indemnification including fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require changes to Synovus' estimate.
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated or separate entity basis with the various taxing jurisdictions based on its taxable presence. However, Synovus' Qualpay subsidiary continues to file separate federal and state income tax returns and is not included in any of Synovus' consolidated tax filings. The current income tax payable or receivable is an estimate of the amounts currently owed to or due from taxing authorities in which Synovus conducts business. Current income taxes payable also reflects changes in liabilities associated with uncertain tax positions for the current and/or prior years.
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
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax asset are considered, including taxable income in prior years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Changes in the valuation allowance are recorded through income tax expense.
Significant estimates used in accounting for income taxes relate to the valuation allowance for deferred tax assets, estimates of the realizability of deferred tax assets including NOLs and income tax credits, the determination of taxable income, and the determination of temporary differences between book and tax bases.
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
Synovus applies the proportional amortization method of accounting for its LIHTC and HTC partnerships. Effective January 1, 2023, upon the adoption of ASU 2023-02, Synovus also began applying the proportional amortization method of accounting to its qualifying new market tax credit partnership. Following Synovus' new investment in a solar energy tax credit partnership during the third quarter of 2023, Synovus made an election to apply the proportional amortization method of accounting to qualifying solar energy tax credit partnerships. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense on the consolidated statements of income and as a component of operating activities within other assets and other liabilities on the consolidated statements of cash flows. Prior to the adoption of ASU 2023-02, Synovus applied the equity method of accounting to its new market tax credit partnership. See "Recent Accounting Pronouncements" below for the impact of adoption. During the year ended December 31, 2023, Synovus recognized tax credits and other tax benefits of $81.6 million and amortization expense of $63.9 million from LIHTC, HTC, new markets, and renewable energy tax credit investments as components of income tax expense. During the year ended December 31, 2022, Synovus recognized tax credits and other benefits of $37.5 million and amortization expense of $30.3 million from LIHTC and HTC tax credit investments in income tax expense. During the year ended December 31, 2021 Synovus recognized tax credits and other benefits of $27.8 million and amortization expense of $20.6 million from LIHTC tax credit investments in income tax expense. The effect of non-income-tax related items from investments accounted for using the proportional amortization method were immaterial to the financial statements in each period.
Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted or issued in 2023 and the estimated effect on the Company’s financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted ) in 2023
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
Standards Issued But Not Yet Adopted in 2023
ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07 to improve segment reporting disclosures. The amendments in this ASU improve financial reporting by requiring disclosure of incremental segment information including significant segment expenses regularly provided to the chief operating decision maker as well as the amount and composition of other segment items on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. Retrospective application is required in all prior periods unless impracticable to do so.
		January 1, 2024	The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2024 and interim periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental segment information that will be required to be disclosed as well as the impact to the Segment Reporting footnote.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	January 1, 2025	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at December 31, 2023 and 2022 are summarized below.

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$588,082	$9,547	$—	$597,629
U.S. Government agency securities	29,993	—	(1,053)	28,940
Mortgage-backed securities issued by U.S. Government agencies	1,021,612	2,037	(97,985)	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,523,399	1,192	(1,094,212)	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	692,487	—	(104,892)	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,226,672	18,764	(35,653)	1,209,783
Corporate debt securities and other debt securities	9,009	—	(337)	8,672
Total investment securities available for sale(1)	$11,091,254	$31,540	$(1,334,132)	$9,788,662

	December 31, 2022
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$515,953	$—	$(44,140)	$471,813
U.S. Government agency securities	52,411	—	(3,613)	48,798
Mortgage-backed securities issued by U.S. Government agencies	904,593	1,624	(113,468)	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	8,144,374	936	(1,250,240)	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	769,498	—	(114,371)	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	877,590	—	(71,645)	805,945
Corporate debt securities and other debt securities	8,908	—	(307)	8,601
Total investment securities available for sale(1)	$11,273,327	$2,560	$(1,597,784)	$9,678,103

(1) The amounts reported exclude accrued interest receivable on investment securities available for sale of $26.6 million and $22.7 million at December 31, 2023 and 2022, respectively, which is presented as a component of other assets on the consolidated balance sheets. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Other Assets" in this Report for more information on other assets.
At December 31, 2023 and 2022, investment securities with a carrying value of $5.19 billion and $4.47 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2023 and 2022 are presented below.

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$28,940	$(1,053)	$28,940	$(1,053)
Mortgage-backed securities issued by U.S. Government agencies	159,402	(1,268)	565,358	(96,717)	724,760	(97,985)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	215,917	(1,193)	6,045,914	(1,093,019)	6,261,831	(1,094,212)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	587,595	(104,892)	587,595	(104,892)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	34,406	(205)	276,675	(35,448)	311,081	(35,653)
Corporate debt securities and other debt securities	—	—	8,672	(337)	8,672	(337)
Total	$409,725	$(2,666)	$7,513,154	$(1,331,466)	$7,922,879	$(1,334,132)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$139,737	$(6,789)	$307,582	$(37,351)	$447,319	$(44,140)
U.S. Government agency securities	28,938	(1,053)	19,603	(2,560)	48,541	(3,613)
Mortgage-backed securities issued by U.S. Government agencies	187,655	(5,952)	521,395	(107,516)	709,050	(113,468)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	1,473,348	(120,135)	5,365,233	(1,130,105)	6,838,581	(1,250,240)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	119,649	(10,311)	535,478	(104,060)	655,127	(114,371)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	565,382	(29,383)	240,564	(42,262)	805,946	(71,645)
Corporate debt securities and other debt securities	8,601	(307)	—	—	8,601	(307)
Total	$2,523,310	$(173,930)	$6,989,855	$(1,423,854)	$9,513,165	$(1,597,784)

As of December 31, 2023, Synovus had 12 investment securities in a loss position for less than twelve months and 343 investment securities in a loss position for twelve months or longer. As of December 31, 2023, Synovus does not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for Synovus' policy for evaluating impairment on its investment securities available for sale portfolio.
During the fourth quarter of 2023, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.30 billion of U.S. Treasury securities, U.S. Government agency securities, MBS issued by U.S. Government agencies, MBS issued by U.S. Government sponsored enterprises, and Commercial MBS issued by U.S. Government agencies or sponsored enterprises, which resulted in realized net losses of $77.7 million. Additionally, Synovus purchased $1.28 billion in principal of U.S. Treasury securities, U.S. Government agency securities, MBS issued by U.S. Government agencies, MBS issued by U.S. Government sponsored enterprises, and Commercial MBS issued by U.S. Government agencies or sponsored enterprises.

At December 31, 2023, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at December 31, 2023 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at December 31, 2023
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$25,688	$141,378	$421,016	$—	$588,082
U.S. Government agency securities	—	29,993	—	—	29,993
Mortgage-backed securities issued by U.S. Government agencies	—	65	3	1,021,544	1,021,612
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	11,063	7,512,336	7,523,399
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	50	10,508	681,929	692,487
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	66,599	545,350	597,302	17,421	1,226,672
Corporate debt securities and other debt securities	—	9,009	—	—	9,009
Total amortized cost	$92,287	$725,845	$1,039,892	$9,233,230	$11,091,254

Fair Value
U.S. Treasury securities	$25,688	$143,641	$428,300	$—	$597,629
U.S. Government agency securities	—	28,940	—	—	28,940
Mortgage-backed securities issued by U.S. Government agencies	—	63	3	925,598	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	10,341	6,420,038	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	49	10,220	577,326	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	67,822	544,620	582,238	15,103	1,209,783
Corporate debt securities and other debt securities	—	8,672	—	—	8,672
Total fair value	$93,510	$725,985	$1,031,102	$7,938,065	$9,788,662

Gross gains and gross losses on sales of securities available for sale for the years ended December 31, 2023, 2022, and 2021 are presented below.

(in thousands)	2023	2022	2021
Gross realized gains on sales	$5,141	$—	$1,191
Gross realized losses on sales	(81,859)	—	(1,990)
Investment securities gains (losses), net	$(76,718)	$—	$(799)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of December 31, 2023 and 2022.

	December 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$14,355,414	$12,264	$1,797	$14,061	$66,400	$23,470	$14,459,345
Owner-occupied	8,041,573	6,056	149	6,205	70,784	20,586	8,139,148
Total commercial and industrial	22,396,987	18,320	1,946	20,266	137,184	44,056	22,598,493
Investment properties	11,322,516	740	278	1,018	12,796	26,974	11,363,304
1-4 family properties	595,359	87	—	87	2,605	451	598,502
Land and development	353,477	671	—	671	804	—	354,952
Total commercial real estate	12,271,352	1,498	278	1,776	16,205	27,425	12,316,758
Consumer mortgages	5,359,153	6,462	—	6,462	46,108	—	5,411,723
Home equity	1,785,836	10,374	716	11,090	10,473	—	1,807,399
Credit cards	190,299	1,818	2,024	3,842	—	—	194,141
Other consumer loans	1,053,587	15,574	89	15,663	6,697	29	1,075,976
Total consumer	8,388,875	34,228	2,829	37,057	63,278	29	8,489,239
Loans, net of deferred fees and costs(1)	$43,057,214	$54,046	$5,053	$59,099	$216,667	$71,510	$43,404,490

	December 31, 2022
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$13,798,639	$15,033	$1,437	$16,470	$48,008	$11,299	$13,874,416
Owner-occupied	8,181,649	487	—	487	9,499	605	8,192,240
Total commercial and industrial	21,980,288	15,520	1,437	16,957	57,507	11,904	22,066,656
Investment properties	11,639,614	960	—	960	1,785	1,688	11,644,047
1-4 family properties	613,049	762	—	762	2,172	950	616,933
Land and development	388,098	77	—	77	1,158	—	389,333
Total commercial real estate	12,640,761	1,799	—	1,799	5,115	2,638	12,650,313
Consumer mortgages	5,163,417	13,969	210	14,179	36,847	—	5,214,443
Home equity	1,742,412	7,795	1	7,796	6,830	—	1,757,038
Credit cards	200,047	1,843	1,722	3,565	—	—	203,612
Other consumer loans	1,795,799	21,269	3	21,272	7,220	—	1,824,291
Total consumer	8,901,675	44,876	1,936	46,812	50,897	—	8,999,384
Loans, net of deferred fees and costs(1)	$43,522,724	$62,195	$3,373	$65,568	$113,519	$14,542	$43,716,353

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $256.3 million and $203.1 million at December 31, 2023 and 2022, respectively, which is presented as a component of other assets on the consolidated balance sheets. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Other Assets" in this Report for more information on other assets.
Interest income on non-accrual loans outstanding that would have been recorded if the loans had been current and performing in accordance with their original terms was $23.0 million and $9.0 million during the years ended December 31, 2023 and 2022, respectively. Of the interest income recognized during the years ended December 31, 2023 and 2022, cash-basis interest income was $19.8 million and $3.0 million, respectively.
Pledged Loans
Loans with carrying values of $24.31 billion and $16.09 billion, respectively, were pledged as collateral for borrowings and capacity at December 31, 2023 and 2022 respectively, to the FHLB and Federal Reserve Bank.

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

The following table summarizes each loan portfolio class by regulatory risk grade and origination year as of December 31, 2023 as required by CECL.

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial, and agricultural
Pass	$1,078,790	$1,040,742	$1,408,178	$782,069	$636,341	$1,236,433	$7,623,255	$46,908	$13,852,716
Special Mention	5,298	8,276	20,027	1,950	2,552	8,412	141,580	—	188,095
Substandard	36,557	14,742	35,744	37,186	88,940	21,032	182,069	1,685	417,955
Loss	—	—	—	—	—	355	224	—	579
Total commercial, financial, and agricultural	1,120,645	1,063,760	1,463,949	821,205	727,833	1,266,232	7,947,128	48,593	14,459,345
Current YTD Period:
Gross charge-offs	9,367	3,436	8,175	19,532	1,165	2,071	30,696	203	74,645
Owner-occupied
Pass	859,887	1,521,469	1,501,405	958,620	710,634	1,401,416	782,180	—	7,735,611
Special Mention	1,709	9,114	22,562	2,593	4,689	48,640	79,031	—	168,338
Substandard	4,388	24,760	13,616	59,478	17,702	87,306	27,949	—	235,199
Total owner-occupied	865,984	1,555,343	1,537,583	1,020,691	733,025	1,537,362	889,160	—	8,139,148
Current YTD Period:
Gross charge-offs	—	—	433	6,836	1,544	2,862	—	—	11,675
Total commercial and industrial	1,986,629	2,619,103	3,001,532	1,841,896	1,460,858	2,803,594	8,836,288	48,593	22,598,493
Current YTD Period:
Gross charge-offs	$9,367	$3,436	$8,608	$26,368	$2,709	$4,933	$30,696	$203	$86,320
Investment properties
Pass	593,540	3,140,041	2,863,327	1,161,697	1,052,638	1,900,744	261,737	—	10,973,724
Special Mention	—	1,616	169,550	—	48,429	33,903	—	—	253,498
Substandard	2,083	4,070	41,278	1,455	1,622	75,850	—	—	126,358
Doubtful	—	—	—	—	—	9,714	—	—	9,714
Loss	—	—	—	—	—	10	—	—	10
Total investment properties	595,623	3,145,727	3,074,155	1,163,152	1,102,689	2,020,221	261,737	—	11,363,304
Current YTD Period:
Gross charge-offs(1)	546	7,685	5,668	3,801	1,893	22,647	3,109	—	45,349
1-4 family properties
Pass	167,729	142,930	119,054	31,928	29,740	55,243	42,099	—	588,723
Special Mention	3,104	947	—	184	—	311	1	—	4,547
Substandard	1,721	822	643	465	324	1,212	45	—	5,232
Total 1-4 family properties	172,554	144,699	119,697	32,577	30,064	56,766	42,145	—	598,502
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	105,609	84,962	35,993	16,131	18,616	59,605	888	—	321,804
Special Mention	—	496	—	—	—	774	—	—	1,270
Substandard	29,204	411	74	—	593	1,596	—	—	31,878
Total land and development	134,813	85,869	36,067	16,131	19,209	61,975	888	—	354,952
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	902,990	3,376,295	3,229,919	1,211,860	1,151,962	2,138,962	304,770	—	12,316,758
Current YTD Period:
Gross charge-offs	$546	$7,685	$5,668	$3,878	$1,893	$22,671	$3,109	$—	$45,450
Consumer mortgages
Pass	757,485	784,898	1,044,442	1,219,397	410,511	1,136,541	35	—	5,353,309
Substandard	564	2,810	5,517	15,913	9,478	23,662	—	—	57,944
Loss	—	—	—	—	—	470	—	—	470
Total consumer mortgages	758,049	787,708	1,049,959	1,235,310	419,989	1,160,673	35	—	5,411,723
Current YTD Period:
Gross charge-offs	—	108	251	403	402	965	5	—	2,134
Home equity
Pass	—	—	—	—	—	—	1,308,934	482,679	1,791,613
Substandard	—	—	—	—	—	—	10,231	5,297	15,528
Loss	—	—	—	—	—	—	174	84	258
Total home equity	—	—	—	—	—	—	1,319,339	488,060	1,807,399
Current YTD Period:
Gross charge-offs	—	—	—	—	—	79	819	229	1,127
Credit cards
Pass	—	—	—	—	—	—	192,217	—	192,217
Substandard	—	—	—	—	—	—	702	—	702
Loss	—	—	—	—	—	—	1,222	—	1,222
Total credit cards	—	—	—	—	—	—	194,141	—	194,141
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,165	—	7,165
Other consumer loans
Pass	134,969	181,455	219,415	114,006	28,256	112,724	277,368	—	1,068,193
Substandard	573	963	3,811	1,182	568	494	192	—	7,783
Total other consumer loans	135,542	182,418	223,226	115,188	28,824	113,218	277,560	—	1,075,976
Current YTD Period:
Gross charge-offs(1)	627	6,040	24,231	3,625	1,971	2,026	2,358	—	40,878
Total consumer	893,591	970,126	1,273,185	1,350,498	448,813	1,273,891	1,791,075	488,060	8,489,239
Current YTD Period:
Gross charge-offs	$627	$6,148	$24,482	$4,028	$2,373	$3,070	$10,347	$229	$51,304
Loans, net of deferred fees and costs	$3,783,210	$6,965,524	$7,504,636	$4,404,254	$3,061,633	$6,216,447	$10,932,133	$536,653	$43,404,490
Current YTD Period:
Gross charge-offs	$10,540	$17,269	$38,758	$34,274	$6,975	$30,674	$44,152	$432	$183,074

(1) Includes $31.3 million in gross charge-offs related to the transfer of certain loans to held for sale that sold during 2023.

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial, and agricultural
Pass	$1,276,814	$1,911,353	$1,009,230	$782,100	$536,001	$1,037,488	$6,862,070	$43,748	$13,458,804
Special Mention	4,131	14,289	12,691	6,637	5,716	2,777	81,889	1,710	129,840
Substandard	13,751	17,780	38,943	42,773	18,405	21,418	131,422	1,003	285,495
Loss	—	—	—	—	—	—	277	—	277
Total commercial, financial, and agricultural	1,294,696	1,943,422	1,060,864	831,510	560,122	1,061,683	7,075,658	46,461	13,874,416
Owner-occupied
Pass	1,537,016	1,675,524	1,137,889	909,525	664,734	1,103,500	866,920	—	7,895,108
Special Mention	4,238	6,760	24,175	13,913	5,024	69,500	—	—	123,610
Substandard	19,437	13,381	63,925	7,415	51,364	17,755	—	—	173,277
Loss	—	245	—	—	—	—	—	—	245
Total owner-occupied	1,560,691	1,695,910	1,225,989	930,853	721,122	1,190,755	866,920	—	8,192,240
Total commercial and industrial	2,855,387	3,639,332	2,286,853	1,762,363	1,281,244	2,252,438	7,942,578	46,461	22,066,656
Investment properties
Pass	2,671,660	3,245,669	1,532,230	1,220,974	775,747	1,543,724	541,118	—	11,531,122
Special Mention	2,379	1,550	—	14,570	5,908	2,388	146	—	26,941
Substandard	5,973	1,455	176	1,688	51,767	3,931	20,994	—	85,984
Total investment properties	2,680,012	3,248,674	1,532,406	1,237,232	833,422	1,550,043	562,258	—	11,644,047
1-4 family properties
Pass	248,418	154,181	44,032	33,246	27,053	55,543	47,732	—	610,205
Special Mention	1	—	752	—	—	297	—	—	1,050
Substandard	1,309	1,429	75	741	836	1,243	45	—	5,678
Total 1-4 family properties	249,728	155,610	44,859	33,987	27,889	57,083	47,777	—	616,933
Land and development
Pass	119,801	84,055	21,984	39,484	18,600	64,854	5,078	—	353,856
Special Mention	—	—	744	—	29,618	1,118	—	—	31,480
Substandard	699	325	220	627	472	1,654	—	—	3,997
Total land and development	120,500	84,380	22,948	40,111	48,690	67,626	5,078	—	389,333
Total commercial real estate	3,050,240	3,488,664	1,600,213	1,311,330	910,001	1,674,752	615,113	—	12,650,313

	December 31, 2022
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2022	2021	2020	2019	2018	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$857,489	$1,188,652	$1,356,065	$458,441	$182,834	$1,118,686	$143	$—	$5,162,310
Substandard	1,153	6,452	8,519	9,442	6,167	19,662	—	—	51,395
Loss	—	—	—	4	—	734	—	—	738
Total consumer mortgages	858,642	1,195,104	1,364,584	467,887	189,001	1,139,082	143	—	5,214,443
Home equity
Pass	—	—	—	—	—	—	1,241,201	504,272	1,745,473
Substandard	—	—	—	—	—	—	6,534	4,512	11,046
Loss	—	—	—	—	—	—	402	117	519
Total home equity	—	—	—	—	—	—	1,248,137	508,901	1,757,038
Credit cards
Pass	—	—	—	—	—	—	201,898	—	201,898
Substandard	—	—	—	—	—	—	617	—	617
Loss	—	—	—	—	—	—	1,097	—	1,097
Total credit cards	—	—	—	—	—	—	203,612	—	203,612
Other consumer loans
Pass	284,045	524,601	457,684	61,760	31,662	142,189	313,565	—	1,815,506
Substandard	1,417	3,810	1,648	712	163	888	139	—	8,777
Loss	—	—	—	—	—	8	—	—	8
Total other consumer loans	285,462	528,411	459,332	62,472	31,825	143,085	313,704	—	1,824,291
Total consumer	1,144,104	1,723,515	1,823,916	530,359	220,826	1,282,167	1,765,596	508,901	8,999,384
Loan, net of deferred fees and costs	$7,049,731	$8,851,511	$5,710,982	$3,604,052	$2,412,071	$5,209,357	$10,323,287	$555,362	$43,716,353

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the years ended December 31, 2023 and 2022.
Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the years ended December 31, 2023, 2022, and 2021. For the year ended December 31, 2023, Synovus charged-off $31.3 million in previously established reserves for credit losses associated with the transfer of $1.59 billion in loans to held for sale for the sales of medical office building loans and third-party consumer loans that both closed in 2023. For the years ended December 31, 2022 and 2021, Synovus had no significant transfers to loans held for sale.

	As of and For The Year Ended December 31, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(86,320)	(45,450)	(51,304)	(183,074)
Recoveries	16,664	1,273	11,795	29,732
Provision for (reversal of) loan losses	127,076	34,360	27,867	189,303
Ending balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385

	As of and For The Year Ended December 31, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(42,588)	(3,102)	(38,020)	(83,710)
Recoveries	14,625	1,633	14,296	30,554
Provision for (reversal of) loan losses	1,149	47,284	20,550	68,983
Ending balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424

	As of and For The Year Ended December 31, 2021
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2020	$229,555	$130,742	$245,439	$605,736
Charge-offs	(59,457)	(15,392)	(30,383)	(105,232)
Recoveries	9,734	7,444	10,266	27,444
Provision for (reversal of) loan losses	8,532	(25,034)	(83,849)	(100,351)
Ending balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597

The ALL of $479.4 million and the reserve for unfunded commitments of $57.2 million, which is recorded in other liabilities, comprise the total ACL of $536.6 million at December 31, 2023. The ACL increased $35.7 million compared to the December 31, 2022 ACL of $500.9 million, which consisted of an ALL of $443.4 million and the reserve for unfunded commitments of $57.5 million. The ACL to loans coverage ratio of 1.24% at December 31, 2023 was 9 bps higher compared to December 31, 2022. The increase in the ACL from December 31, 2022 resulted primarily from downward risk grade migration, an increase in reserves on individually evaluated loans, and the continuation of an uncertain economic environment.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At December 31, 2023, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.5% over the forecast period at December 31, 2023.

Financial Difficulty Modifications
When borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. The following table presents the amortized cost of FDM loans by loan portfolio class that were modified during the year ended December 31, 2023.

	Year Ended December 31, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial, and agricultural	$2,844	$119,764	$10,504	$—	$2,028	$135,140	0.9%
Owner-occupied	—	23,739	—	—	52,854	76,593	0.9
Total commercial and industrial	2,844	143,503	10,504	—	54,882	211,733	0.9
Investment properties	—	909	—	—	—	909	—
1-4 family properties	—	2,016	—	—	367	2,383	0.4
Land and development	—	29,760	—	—	—	29,760	8.4
Total commercial real estate	—	32,685	—	—	367	33,052	0.3
Consumer mortgages	2,110	—	—	465	—	2,575	—
Home equity	—	336	—	—	287	623	—
Credit cards	—	—	—	—	—	—	—
Other consumer loans	115	625	—	189	617	1,546	0.1
Total consumer	2,225	961	—	654	904	4,744	0.1
Total FDMs	$5,069	$177,149	$10,504	$654	$56,153	$249,529	0.6%

During the year ended December 31, 2023, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of December 31, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.
The following presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the year ended December 31, 2023.

	Year Ended December 31, 2023
(Dollars in thousands)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial, and agricultural	$1,200	2.4%	14	—
Owner-occupied	—	2.3	10	—
Investment properties	—	—	40	—
1-4 family properties	—	0.4	12	—
Land and development	—	—	4	—
Consumer mortgages	—	2.3	—	6
Home equity	—	0.5	249	—
Other consumer loans	—	5.7	62	2

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified since January 1, 2023.

	December 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual (1)	Total
Commercial, financial, and agricultural	$123,843	$—	$—	$11,297	$135,140
Owner-occupied	75,859	—	—	734	76,593
Total commercial and industrial	199,702	—	—	12,031	211,733
Investment properties	604	—	—	305	909
1-4 family properties	1,174	—	—	1,209	2,383
Land and development	29,760	—	—	—	29,760
Total commercial real estate	31,538	—	—	1,514	33,052
Consumer mortgages	1,423	—	—	1,152	2,575
Home equity	623	—	—	—	623
Credit cards	—	—	—	—	—
Other consumer loans	418	372	—	756	1,546
Total consumer	2,464	372	—	1,908	4,744
Total FDMs	$233,704	$372	$—	$15,453	$249,529

(1)    Loans were on non-accrual when modified and subsequently classified as FDMs.
TDR Disclosures Prior to Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Synovus accounted for a modification to the contractual terms of a loan that resulted in granting concessions to a borrower experiencing financial difficulties as a TDR. The following tables present, by concession type, the post-modification balance for loans modified or renewed during the years ended December 31, 2022 and 2021 that were reported as accruing or non-accruing TDRs.

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

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the years ended December 31, 2022 and 2021.
(2)    No charge-offs were recorded during the year ended December 31, 2022 upon restructuring of these loans.
(3)    No charge-offs were recorded during the year ended December 31, 2021 upon restructuring of these loans.
For the years ended December 31, 2022 and 2021, there were five defaults with a recorded investment of $1.0 million and eight defaults with a recorded investment of $978 thousand, respectively, on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments). As of December 31, 2022 there were no commitments to lend a material amount of additional funds to any client~~s~~ whose loans were classified as TDRs.

Note 4 - Premises, Equipment and Software
Premises, equipment and software at December 31, 2023 and 2022 consist of the following:

(in thousands)	2023	2022
Land	$92,094	$92,125
Buildings and improvements	304,426	303,934
Leasehold improvements	100,125	89,619
Furniture, equipment and software	450,458	422,495
Construction in progress	11,844	17,528
Total premises, equipment and software	958,947	925,701
Less: Accumulated depreciation and amortization	(593,096)	(555,069)
Net premises, equipment and software	$365,851	$370,632

Net premises, equipment and software included $785 thousand and $1.4 million related to net finance leases at December 31, 2023 and 2022, respectively. Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 totaled $38.2 million, $42.1 million, and $50.5 million, respectively.
Note 5 - Goodwill and Other Intangible Assets
During the first quarter of 2022, Synovus reorganized its internal management reporting structure to add an additional segment for Consumer Banking. The Consumer Banking segment was previously included in the Community Banking segment. In connection with the reorganization, management reallocated a portion of the Community Banking goodwill to Consumer Banking using a relative fair value approach, and no indicators of impairment were identified.
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
On June 1, 2023, Synovus acquired a 60% equity interest and a majority of the Board seats in Qualpay, which constituted a business combination. In connection with the acquisition, Synovus recorded $30.5 million of goodwill and $29.3 million of other intangible assets based on preliminary fair value estimates of the assets acquired and liabilities assumed in the transaction. Synovus will continue to record any adjustments to the preliminary fair value estimates in the reporting period in which the adjustments are determined upon receipt of final fair value estimates during the measurement period, which must be within one year of the acquisition date. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for additional information on Qualpay.
During the third quarter of 2023, Synovus sold its GLOBALT asset management firm to its management team. The divestiture resulted in a reduction in goodwill of $2.5 million and a gain on sale of $1.9 million, representing the difference in the fair value of consideration received and assets sold, and no indicators of impairment were identified.
Goodwill allocated to each reporting unit at December 31, 2023 and 2022 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance as of December 31, 2021	$171,636	$256,323	$—	$24,431	$452,390
Change in goodwill from reallocation	—	(114,701)	114,701	—	—
Balance as of December 31, 2022	$171,636	$141,622	$114,701	$24,431	$452,390
Changes during the period from:
Reallocation	4,197	—	—	(4,197)	—
Acquisition	—	30,512	—	—	30,512
Divestiture	—	—	—	(2,462)	(2,462)
Balance as of December 31, 2023	$175,833	$172,134	$114,701	$17,772	$480,440

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). As of October 1, 2023,

Synovus completed its annual goodwill impairment evaluation by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. In addition, no indicators of impairment have been identified through December 31, 2023; therefore, a quantitative goodwill impairment test was not necessary.
The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2023 and 2022, which primarily consist of core deposit intangible assets. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Intangible assets resulting from the Qualpay acquisition, which primarily include client relationships, partner relationships, and developed technology, are being amortized on a straight-line basis over their estimated useful lives ranging from five to eight years. Aggregate other intangible assets amortization expense for the years ended December 31, 2023, 2022, and 2021 was $10.5 million, $8.5 million, and $9.5 million, respectively, and is included in other operating expense on the consolidated statements of income.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2023
CDI	$57,400	$(41,745)	$15,655
Client Relationships	22,100	(8,078)	14,022
Partner Relationships	4,700	(548)	4,152
Developed Technology	11,091	(1,294)	9,797
Other	3,900	(1,598)	2,302
Total other intangible assets	$99,191	$(53,263)	$45,928
December 31, 2022
CDI	$57,400	$(35,484)	$21,916
Client Relationships	10,800	(6,136)	4,664
Partner Relationships	—	—	—
Developed Technology	—	—	—
Other	1,700	(1,156)	544
Total other intangible assets	$69,900	$(42,776)	$27,124

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in thousands)	Amortization Expense
2024	$11,609
2025	10,510
2026	9,438
2027	8,067
2028	3,826

Note 6 - Other Assets
Significant balances included in other assets at December 31, 2023 and 2022 are presented below.

(in thousands)	2023	2022
Investments in tax credits and CRA partnerships	$638,402	$496,527
Deferred tax assets	510,442	595,317
ROU assets	473,028	421,481
Accrued interest receivable	284,112	226,209
Accounts receivable	195,921	152,460
Federal Reserve Bank and FHLB Stock	184,944	308,321
Derivative asset positions	94,903	89,815
Mutual funds and mutual funds held in rabbi trusts	53,742	42,659
Prepaid expense	47,471	48,152
MPS receivable(1)	19,300	15,320
Trading securities, at fair value	12,898	8,295
Other investments	12,560	11,172
Miscellaneous other assets	59,601	55,910
Total other assets	$2,587,324	$2,471,638

(1)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" in this Report for more information on the MPS receivable.
As a member of the Federal Reserve System, Synovus is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of Atlanta (recorded at amortized cost, which approximates fair value, of $133.7 million and $128.6 million at December 31, 2023 and 2022, respectively) in an amount equal to the greater of 6% of its capital and surplus or 0.6% of deposits. As a member of the FHLB, Synovus is also required to purchase and hold shares of capital stock in the FHLB (recorded at amortized cost, which approximates fair value, of $51.3 million and $179.7 million at December 31, 2023 and 2022, respectively) in an amount equal to its membership base investment plus an activity-based investment determined according to the level of outstanding FHLB advances.
Note 7 - Deposits
A summary of interest-bearing deposits at December 31, 2023 and 2022 is presented below.

(in thousands)	2023	2022
Interest-bearing demand deposits(1)	$10,680,625	$8,721,397
Money market accounts(1)	12,902,294	14,830,934
Savings accounts	1,071,258	1,416,246
Time deposits(1)	7,534,393	2,964,078
Brokered deposits	6,042,999	5,299,005
Total interest-bearing deposits	$38,231,569	$33,231,660

(1)    Excluding brokered deposits
The aggregate amount of time deposits of $250,000 or more was $3.55 billion at December 31, 2023 and $1.20 billion at December 31, 2022.

The following table presents contractual maturities of all time deposits, including brokered time deposits, at December 31, 2023.

(in thousands)
Maturing within one year	$9,314,075
Between 1 - 2 years	1,078,498
2 - 3 years	342,629
3 - 4 years	23,210
4 - 5 years	19,841
Thereafter	4,228
Total	$10,782,481

Note 8 - Other Short-term Borrowings and Long-term Debt
Other Short-term Borrowings
Other short-term borrowings at December 31, 2023 and 2022 consisted of the following:

(dollars in thousands)	2023	2022
FHLB advances with original maturities of one year or less	$—	$600,014
Securities sold short	3,496	3,370
Total other short-term borrowings	$3,496	$603,384

The following table sets forth additional information on Synovus' other short-term borrowings for the years indicated.

(dollars in thousands)	2023	2022
Total balance at December 31,	$3,496	$603,384
Weighted average interest rate at December 31,	3.88%	4.51%
Maximum month-end balance during the year	$1,253,521	$1,705,069
Average amount outstanding during the year	528,194	466,254
Weighted average interest rate during the year	4.60%	2.32%

Long-term Debt
The following table presents long-term debt at December 31, 2023 and 2022 net of unamortized discounts, debt issuance costs, and the impact of hedge accounting (refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Derivative Instruments" of this Report for additional information).

(dollars in thousands)	2023	2022
Parent Company:
5.90% Fixed-to-Fixed Rate Subordinated Notes issued February 7, 2019, due February 7, 2029, subject to redemption prior to February 7, 2029: $300.0 million par value at issuance with semi-annual interest payments at 5.90% for the first five years and semi-annual payments thereafter at a fixed rate of 3.379% above the 5-Year Mid-Swap Rate as of the reset date	$201,925	$298,158
5.200% Senior Notes issued August 11, 2022, due August 11, 2025, subject to redemption on or after February 11, 2023, $350.0 million par value at issuance with semi-annual interest payments in arrears and principal to be paid at maturity	340,778	336,332
SOFR + spread of 2.06% junior subordinated debentures, due June 15, 2035, $10.0 million par value at issuance with quarterly interest payments and principal to be paid at maturity (rate of 7.45% at December 31, 2023 and 6.57% at December 31, 2022)	10,000	10,000
Total long-term debt — Parent Company	$552,703	$644,490
Synovus Bank:
5.625% Senior Bank Notes issued February 15, 2023, due February 15, 2028, subject to redemption on or after August 15, 2023, $500.0 million par value at issuance with semi-annual interest payments in arrears and principal to be paid at maturity	$487,099	$—
4.00% Fixed-to-Fixed Rate Subordinated Bank Notes issued October 29, 2020, due October 29, 2030, $200.0 million par value at issuance with semi-annual interest payments at 4.00% for the first five years and semi-annual payments thereafter at a fixed rate of 3.625% above the 5-Year U.S. Treasury Rate	192,732	190,107
FHLB advances with weighted average interest rate of 5.57% at December 31, 2023 and 4.56% at December 31, 2022	700,000	3,275,000
Total long-term debt — Synovus Bank	1,379,831	3,465,107
Total long-term debt	$1,932,534	$4,109,597

The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2023 and 2022, Synovus and its subsidiaries were in compliance with the covenants in these agreements.
Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table. These maturities are based upon the par value at December 31, 2023 of the long-term debt.

(in thousands)	Parent Company	Synovus Bank	Total
2024	$—	$—	$—
2025	350,000	700,000	1,050,000
2026	—	—	—
2027	—	—	—
2028	—	500,000	500,000
Thereafter	212,967	200,000	412,967
Total	$562,967	$1,400,000	$1,962,967

Note 9 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the years ended December 31, 2023, 2022, and 2021.

(shares in thousands)	Series D Preferred Stock Issued	Series E Preferred Stock Issued	Total Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2020	8,000	14,000	22,000	168,133	20,093	148,040
Warrants exercised and common stock reissued	—	—	—	—	(3)	3
Common stock reissued for earnout payment	—	—	—	—	(125)	125
Restricted share unit activity	—	—	—	355	—	355
Stock options exercised	—	—	—	896	—	896
Repurchase of common stock	—	—	—	—	4,409	(4,409)
Balance at December 31, 2021	8,000	14,000	22,000	169,384	24,374	145,010
Restricted share unit activity	—	—	—	399	—	399
Stock options exercised	—	—	—	358	—	358
Repurchase of common stock	—	—	—	—	281	(281)
Balance at December 31, 2022	8,000	14,000	22,000	170,141	24,655	145,486
Restricted share unit activity	—	—	—	527	—	527
Stock options exercised	—	—	—	692	—	692
Balance at December 31, 2023	8,000	14,000	22,000	171,360	24,655	146,705

Preferred Stock
The following table presents a summary of preferred stock as of December 31, 2023, 2022, and 2021.

	Issuance Date	Public Offering Amount		Net Proceeds		Earliest Redemption Date	Liquidation Preference
Series D	June 21, 2018	$200.0	million	$195.1	million	June 21, 2023	$25 per share
Series E	July 1, 2019	$350.0	million	$342.0	million	July 1, 2024	$25 per share

Dividends, as declared, on Series D Preferred Stock were paid quarterly at a rate per annum equal to 6.300% for each dividend period from the original issue date to, but excluding, June 21, 2023. From and including June 21, 2023, the dividend rate was a floating rate equal to the three-month LIBOR plus a spread of 3.352% per annum. Dividends declared beyond June 30, 2023 are determined based on the floating rate index terms as described in the issuance documentation. As calculation agent, Synovus uses three-month term SOFR plus a spread of 3.614% per annum.
Dividends, as declared, on Series E Preferred Stock will be paid quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate will change and reset every five years on July 1 at a rate equal to the five-year U.S. Treasury Rate plus 4.127% per annum.
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
Common Stock
Repurchases of Common Stock
During 2023, Synovus did not repurchase any common stock. The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. Subsequent to year-end, through February 20, 2024, Synovus repurchased $29.9 million, or 800 thousand shares, of common stock via open market transactions.

During 2022, Synovus repurchased $13.0 million, or 281 thousand shares, of common stock through open market transactions under the share repurchase program announced on January 20, 2022.
During 2021, Synovus repurchased $199.9 million, or 4.4 million shares, of common stock through open market transactions under the share repurchase program announced on January 26, 2021.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2023, 2022, and 2021.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net Unrealized Gains (Losses) on Investment Securities Available for Sale(1)	Net Unrealized Gains (Losses) on Cash Flow Hedges(1)	Total
Balance at December 31, 2020	$105,669	$52,966	$158,635
Other comprehensive income (loss) before reclassifications	(174,246)	(57,705)	(231,951)
Amounts reclassified from AOCI	597	(9,602)	(9,005)
Net current period other comprehensive income (loss)	(173,649)	(67,307)	(240,956)
Balance at December 31, 2021	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	(1,152,283)	(225,715)	(1,377,998)
Amounts reclassified from AOCI	—	18,202	18,202
Net current period other comprehensive income (loss)	(1,152,283)	(207,513)	(1,359,796)
Balance at December 31, 2022	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	163,813	(30,791)	133,022
Amounts reclassified from AOCI	58,191	133,831	192,022
Net current period other comprehensive income (loss)	222,004	103,040	325,044
Balance at December 31, 2023	$(998,259)	$(118,814)	$(1,117,073)

(1)    For December 31, 2022, 2021, and 2020, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $13.3 million and $12.1 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. For December 31, 2023 the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $16.4 million and $12.7 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
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

The following table summarizes regulatory capital information at December 31, 2023 and 2022 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2023	2022	2023	2022	2023	2022
Synovus Financial Corp.
CET1 capital	$5,206,521	$4,926,194	$2,291,552	$2,302,824	N/A	N/A
Tier 1 risk-based capital	5,743,666	5,463,339	3,055,403	3,070,432	N/A	N/A
Total risk-based capital	6,654,224	6,415,681	4,073,871	4,093,909	N/A	N/A
CET1 capital ratio	10.22%	9.63%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	11.28	10.68	6.00	6.00	N/A	N/A
Total risk-based capital ratio	13.07	12.54	8.00	8.00	N/A	N/A
Leverage ratio	9.49	9.07	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$5,559,624	$5,446,703	$2,288,092	$2,300,126	$3,305,022	$3,322,404
Tier 1 risk-based capital	5,559,624	5,446,703	3,050,789	3,066,835	4,067,719	4,089,113
Total risk-based capital	6,249,947	6,079,152	4,067,719	4,089,113	5,084,649	5,111,391
CET1 capital ratio	10.93%	10.66%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	10.93	10.66	6.00	6.00	8.00	8.00
Total risk-based capital ratio	12.29	11.89	8.00	8.00	10.00	10.00
Leverage ratio	9.21	9.06	4.00	4.00	5.00	5.00

(1)    The additional capital conservation buffer in effect is 2.5%.
(2)    The prompt corrective action provisions are applicable at the bank level only.
Note 11 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2023, 2022, and 2021. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Basic Net Income Per Common Share:
Net income available to common shareholders	$507,755	$724,739	$727,304
Weighted average common shares outstanding	146,115	145,364	147,041
Net income per common share, basic	$3.48	$4.99	$4.95
Diluted Net Income Per Common Share:
Net income available to common shareholders	$507,755	$724,739	$727,304
Weighted average common shares outstanding	146,115	145,364	147,041
Effect of dilutive outstanding equity-based awards, warrants, and earnout payments	619	1,117	1,454
Weighted average diluted common shares	146,734	146,481	148,495
Net income per common share, diluted	$3.46	$4.95	$4.90

For the year ended December 31, 2023, there were 272 thousand of potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive. For both the years ended December 31, 2022 and 2021, there were 21 thousand of potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2023 and 2022.

	December 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,910	$—	$2,910	$—	$2,991	$—	$2,991
Other mortgage-backed securities	—	2,149	—	2,149	—	3,185	—	3,185
State and municipal securities	—	—	—	—	—	48	—	48
Asset-backed securities	—	7,839	—	7,839	—	2,071	—	2,071
Total trading securities	$—	$12,898	$—	$12,898	$—	$8,295	$—	$8,295
Investment securities available for sale:
U.S. Treasury securities	$597,629	$—	$—	$597,629	$471,813	$—	$—	$471,813
U.S. Government agency securities	—	28,940	—	28,940	—	48,798	—	48,798
Mortgage-backed securities issued by U.S. Government agencies	—	925,664	—	925,664	—	792,749	—	792,749
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,430,379	—	6,430,379	—	6,895,070	—	6,895,070
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	587,595	—	587,595	—	655,127	—	655,127
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	1,209,783	—	1,209,783	—	805,945	—	805,945
Corporate debt securities and other debt securities	—	8,672	—	8,672	—	8,601	—	8,601
Total investment securities available for sale	$597,629	$9,191,033	$—	$9,788,662	$471,813	$9,206,290	$—	$9,678,103
Mortgage loans held for sale	$—	$47,338	$—	$47,338	$—	$51,136	$—	$51,136
Other investments	—	—	12,560	12,560	—	—	11,172	11,172
Mutual funds and mutual funds held in rabbi trusts	53,742	—	—	53,742	42,659	—	—	42,659
Derivative assets	—	94,903	—	94,903	—	89,815	—	89,815
Liabilities
Securities sold short	$3,496	$—	$—	$3,496	$3,370	$—	$—	$3,370
Mutual fund held in rabbi trusts	38,735	—	—	38,735	27,944	—	—	27,944
Derivative liabilities(1)	—	259,650	—	259,650	—	339,227	—	339,227
(1) Excludes from Level 3 the Visa derivative of $589 thousand and $3.5 million at December 31, 2023 and 2022, respectively. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for discussion of fair value accounting related to this in the Derivative Instruments section.
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

	Years Ended December 31,
(in thousands)	2023	2022	2021
Changes in fair value included in net income:
Mortgage loans held for sale	$839	$(1,541)	$(3,942)
Mortgage loans held for sale:
Fair value	47,338	51,136	108,198
Unpaid principal balance	45,627	50,264	105,785
Fair value less aggregate unpaid principal balance	$1,711	$872	$2,413

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2023 and 2022, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy.

(in thousands)	Other Investments
Beginning balance at December 31, 2022	$11,172
Total gains (losses) realized/unrealized:
Included in earnings	376
Additions	1,012
Ending balance at December 31, 2023	$12,560
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2023	$376

(in thousands)	Other Investments
Beginning balance at December 31, 2021	$12,185
Total gains (losses) realized/unrealized:
Included in earnings	(7,201)
Additions	6,188
Ending balance at December 31, 2022	$11,172
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2022	$(7,201)

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

			December 31, 2023		December 31, 2022
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range	Level 3 Fair Value	Rate/Range
Assets (liabilities) measured at fair value on a recurring basis
Other investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$12,560	N/A	$11,172	N/A

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

	December 31, 2023				December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$54,616	$54,616	$—	$—	$19,410	$19,410
Other assets held for sale	—	—	—	—	—	—	7,548	7,548

	Years Ended December 31,
(in thousands)	2023	2022	Location in Consolidated Statements of Income
Loans(1)	$32,503	$7,098	Provision for credit losses
Other assets held for sale	—	1,843	Other operating expense

(1) Collateral-dependent loans that are written down to fair value of collateral.
The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

			December 31, 2023	December 31, 2022
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets (liabilities) measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Appraised value Estimated selling costs	0%-61% (30%) 0%-10% (7%)	0%-74% (21%) 0%-10% (7%)
Other assets held for sale	Third-party appraised value, contractual sales price, or BOV, as warranted, less estimated selling costs	Appraised value/contractual sales price Estimated selling costs	N/A	0%-35% (13%) 0%-10% (7%)

(1)    The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.

Fair Value of Financial Instruments
The following table present~~s~~ the carrying and estimated fair values of financial instruments at December 31, 2023 and 2022. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,451,426	$2,451,426	$2,451,426	$—	$—
Trading securities	12,898	12,898	—	12,898	—
Investment securities available for sale	9,788,662	9,788,662	597,629	9,191,033	—
Loans held for sale	52,768	52,770	—	47,338	5,432
Other investments	12,560	12,560	—	—	12,560
Mutual funds and mutual funds held in rabbi trusts	53,742	53,742	53,742	—	—
Loans, net (1)	42,925,105	41,298,149	—	—	41,298,149
FRB and FHLB stock	184,944	184,944	—	184,944	—
Derivative assets	94,903	94,903	—	94,903	—
Financial liabilities
Non-interest-bearing deposits	$12,507,616	$12,507,616	$—	$12,507,616	$—
Non-time interest-bearing deposits	27,449,088	27,449,088	—	27,449,088	—
Time deposits	10,782,481	10,769,002	—	10,769,002	—
Total deposits(2)	$50,739,185	$50,725,706	$—	$50,725,706	$—
Federal funds purchased and securities sold under repurchase agreements	189,074	189,074	189,074	—	—
Securities sold short	3,496	3,496	3,496	—	—
Long-term debt	1,932,534	1,939,604	—	1,939,604	—
Mutual fund held in rabbi trusts	38,735	38,735	38,735	—	—
Derivative liabilities(3)	259,650	259,650	—	259,650	—

(1)    Synovus estimates the fair value of loans based on present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a discount based on the estimated time period to complete a sale transaction with a market participant.
(2)    The fair value of deposits with no stated maturity, such as non-interest-bearing demand, interest bearing demand, money market, and savings accounts reflects the carrying amount which is payable on demand, as of the respective date, and may not align with other valuation methods or processes. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
(3) Excludes from Level 3 the Visa derivative of $589 thousand at December 31, 2023. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for discussion of fair value accounting related to this in the Derivative Instruments section.

	December 31, 2022
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,977,780	$1,977,780	$1,977,780	$—	$—
Trading securities	8,295	8,295	—	8,295	—
Investment securities available for sale	9,678,103	9,678,103	471,813	9,206,290	—
Loans held for sale	391,502	391,085	—	51,136	339,949
Other investments	11,172	11,172	—	—	11,172
Mutual funds and mutual funds held in rabbi trusts	42,659	42,659	42,659	—	—
Loans, net(1)	43,272,929	42,192,295	—	—	42,192,295
FRB and FHLB stock	308,321	308,321	—	308,321	—
Derivative assets	89,815	89,815	—	89,815	—
Financial liabilities
Non-interest-bearing deposits	$15,639,899	$15,639,899	$—	$15,639,899	$—
Non-time interest-bearing deposits	26,936,635	26,936,635	—	26,936,635	—
Time deposits	6,295,025	6,260,315	—	6,260,315	—
Total deposits(2)	$48,871,559	$48,836,849	$—	$48,836,849	$—
Federal funds purchased and securities sold under repurchase agreements	146,588	146,588	146,588	—	—
Securities sold short	3,370	3,370	3,370	—	—
Other short-term borrowings	600,014	600,014	—	600,014	—
Long-term debt	4,109,597	4,120,113	—	4,120,113	—
Mutual fund held in rabbi trusts	27,944	27,944	27,944	—	—
Derivative liabilities(3)	339,227	339,227	—	339,227	—

(1)    Synovus estimates the fair value of loans based on present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a discount based on the estimated time period to complete a sale transaction with a market participant.
(2)    The fair value of deposits with no stated maturity, such as non-interest-bearing demand, interest bearing demand, money market, and savings accounts reflects the carrying amount which is payable on demand, as of the respective date, and may not align with other valuation methods or processes. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
(3) Excludes from Level 3 the Visa derivative of $3.5 million at December 31, 2022. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for discussion of fair value accounting related to this in the Derivative Instruments section.
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
Synovus recorded no unrealized gains (losses) during the year ended December 31, 2023 related to terminated cash flow hedges. Net unrealized gains (losses) of $(57.4) million, or $(43.4) million, after tax, in OCI were recorded during the year ended December 31, 2022 and $1.2 million, or $930 thousand, after-tax, in OCI, were recorded during the year ended December 31, 2021, related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026. Synovus recognized pre-tax income (loss) of $(23.7) million, $3.8 million, and $12.9 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to the amortization of terminated cash flow hedges.
As of December 31, 2023, Synovus expects to reclassify into earnings approximately $117 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $21 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of December 31, 2023, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2028.
Fair value hedging relationships mitigate exposure to the change in fair value of an asset or liability. Synovus has entered into receive-fixed, pay-variable interest rate swap contracts to hedge the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed rate term interest-bearing deposits. The changes in fair value of the fair value hedges are recorded through earnings with an offset against changes in the fair value of the hedged item within interest expense in the consolidated statements of income. All components of each derivative instrument’s gain (loss) are included in the assessment of hedge effectiveness.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2023 and 2022, Synovus had recorded the right to reclaim cash collateral of $69.7 million and $66.8 million, respectively. As of December 31, 2023 and 2022, Synovus had recorded the obligation to return cash collateral of $5.7 million and $7.7 million, respectively.
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

	December 31, 2023			December 31, 2022
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$5,600,000	$—	$7,527	$5,250,000	$—	$8,286
Total derivatives designated as hedging instruments		$—	$7,527		$—	$8,286

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,563,504	$—	$12,891	$2,230,232	$—	$8,093
Total fair value hedges		$—	$12,891		$—	$8,093
Total derivatives designated as hedging instruments		$—	$20,418		$—	$16,379

Derivatives not designated: as hedging instruments
Interest rate contracts	$11,888,152	$94,208	$238,134	$10,276,754	$89,310	$322,329
Mortgage derivatives - interest rate lock commitments	40,642	695	—	50,218	350	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	60,906	—	567	76,500	155	—
Risk participation agreements	732,682	—	3	635,891	—	3
Foreign exchange contracts	41,603	—	528	20,439	—	516
Visa derivative	—	—	589	—	—	3,453
Total derivatives not designated as hedging instruments		$94,903	$239,821		$89,815	$326,301

The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the years ended December 31, 2023, 2022, and 2021.

	2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$2,684,762	$1,026,755	$180,670

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(176,442)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(176,442)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(22,495)	$(16,358)
Recognized on derivatives	—	8,711	5,986
Recognized on hedged items	—	(8,711)	(5,986)
Pre-tax income (loss) recognized on fair value hedges	$—	$(22,495)	$(16,358)

	2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,806,060	$187,232	$79,402

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(24,057)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(24,057)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$1,516	$(322)
Recognized on derivatives	—	(24,227)	(19,348)
Recognized on hedged items	—	24,227	19,348
Pre-tax income (loss) recognized on fair value hedges	$—	$1,516	$(322)

	2021
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,482,567	$74,919	$45,349

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$12,862	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$12,862	$—	$—

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

	December 31, 2023			December 31, 2022
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(2,013,504)	$(8,711)	$1,267	$(1,680,000)	$24,227
Long-term debt	(546,872)	(5,986)	9,638	(545,787)	19,348

During the year ended December 31, 2023, Synovus terminated fair value hedges related to interest-bearing deposits and long-term debt with carrying values of $150.0 million and $496.7 million, respectively. The remaining fair value basis adjustments on the terminated hedging relationships will be amortized into interest expense over the respective remaining terms.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2023	2022	2021
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$395	$1,570	$100
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	345	(1,756)	(4,154)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(722)	277	1,489
Risk participation agreements	Capital markets income	—	33	269
Foreign exchange contracts	Capital markets income	(12)	(555)	39
Visa derivative	Other non-interest expense	(3,927)	(6,000)	(2,656)
Total derivatives not designated as hedging instruments		$(3,921)	$(6,431)	$(4,913)

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At December 31, 2023, the ACL for unfunded commitments was $57.2 million, compared to a reserve of $57.5 million at December 31, 2022. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

	December 31,
(in thousands)	2023	2022
Letters of credit(1)	$200,269	$220,622
Commitments to fund commercial and industrial loans	10,313,880	9,970,733
Commitments to fund commercial real estate, construction, and land development loans	2,496,656	3,629,531
Commitments under home equity lines of credit	2,135,120	2,156,641
Unused credit card lines	453,303	461,443
Other loan commitments	654,396	742,976
Total letters of credit and unfunded lending commitments	$16,253,624	$17,181,946

Tax credits, CRA partnerships, and other investments with a future funding commitment:
Carrying amount included in other assets	$573,992	$488,944
Amount of future funding commitments	293,266	283,212
Permanent and short-term construction loans and letter of credit commitments(2)	205,659	177,998
Funded portion of permanent and short-term loans and letters of credit(3)	211,921	234,166

(1)    Represent the contractual amount net of risk participations purchased of approximately $22.8 million and $25.7 million at December 31, 2023 and December 31, 2022, respectively.
(2)    Represent the contractual amount net of risk participations of $9.7 million and $4.7 million at December 31, 2023 and December 31, 2022, respectively
(3)    Represent the contractual amount net of risk participations of $4.0 million and $6.9 million at December 31, 2023 and December 31, 2022, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the years ended December 31, 2023 and 2022, Synovus and the sponsored entities processed and settled $114.38 billion and $119.20 billion of transactions, respectively.
Beginning in August of 2023, one sponsored MPS experienced an unusual spike in chargebacks due to the bankruptcy of one of its merchants. Synovus agreed to advance funds to the MPS to cover chargebacks relating to this sponsored merchant, mitigating the additional risk contractually with an enhanced security interest in certain assets. As of December 31, 2023, Synovus had advanced $19.3 million to this MPS to cover these chargebacks but was fully repaid subsequent to December 31, 2023.
Synovus previously covered chargebacks for Qualpay when their cash reserve account was unavailable to support them. The remaining amount, net of reserves, included in other assets and classified in NPAs, was $15.3 million as of December 31, 2022. During the first quarter of 2023, Synovus received regulatory approval for the previously announced proposed strategic investment in Qualpay. Upon regulatory approval, Synovus wrote up the balance to the contractual amount due of $31.1 million by reversing a prior impairment charge of $2.7 million through non-interest expense and recognizing a recovery of $13.1 million in non-interest revenue. On June 1, 2023, the Qualpay acquisition closed, and the contractual amount due was settled. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for additional discussion on Qualpay.
Legal Proceedings
Synovus and its subsidiaries are subject to various legal proceedings, claims, and disputes that arise in the ordinary course of its business. Additionally, in the ordinary course of business, Synovus and its subsidiaries are subject to regulatory and governmental examinations, information gathering requests, inquiries, and investigations. Synovus, like many other financial institutions, has been the target of legal actions and other proceedings asserting claims for damages and related relief for losses. These actions include, but are not limited to, mortgage loan and other loan put-back claims, claims and counterclaims asserted by individual borrowers related to their loans, allegations of violations of state and federal laws, and regulations relating to banking practices, including putative class action matters. In addition to actual damages, if Synovus does not prevail in such asserted legal actions, credit-related litigation could result in additional write-downs or charge-offs of assets, which could adversely affect Synovus' results of operations during the period in which the write-down or charge-off were to occur.
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonable estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2023 are adequate.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. Under GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely,” and an event is “remote” if the “chance of the future event or events occurring is slight." In many situations, Synovus may be unable to estimate reasonably possible losses due to the difficulty of predicting outcome of legal matters and the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this range does not represent our maximum loss exposure. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved and the large or indeterminate damages sought in some of these matters, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations or financial condition for any particular period.
Any estimate or determination relating to the future resolution of litigation, regulatory or governmental examinations, information gathering requests, inquiries, investigations, or similar matters is inherently uncertain and involves significant judgment. This is particularly true in the early stages of a legal matter, when legal issues and facts have not been well articulated, reviewed, analyzed, and vetted through discovery, preparation for trial or hearings, substantive and productive mediation or settlement discussions, or other actions. It is also particularly true with respect to class action and similar claims involving multiple defendants, matters with complex procedural requirements or substantive issues or novel legal theories, and examinations, investigations, and other actions conducted or brought by regulatory and governmental agencies, in which the normal adjudicative process is not applicable. Accordingly, we usually are unable to determine whether a favorable or unfavorable outcome is remote, reasonably likely, or probable, or to estimate the amount or range of a probable or reasonably likely loss, until relatively late in the course of a legal matter, sometimes not until a number of years have elapsed. Accordingly, our judgments and estimates relating to claims will change from time to time in light of developments, and actual outcomes will differ from our estimates. These differences may be material.
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
Note 15 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2021 Omnibus Plan authorized 5.8 million common share equivalents available for grants. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the 2021 Omnibus Plan. At December 31, 2023, Synovus had a total of 4.3 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2021 Omnibus Plan.

Share-based Compensation Expense
Total share-based compensation expense recognized for 2023, 2022, and 2021 is presented in the following table by its classification within total non-interest expense.

	Years Ended December 31,
(in thousands)	2023	2022	2021
Salaries and other personnel expense	$30,610	$26,751	$26,957
Other operating expense	1,614	1,153	838
Total share-based compensation expense included in non-interest expense	$32,224	$27,904	$27,795

No share-based compensation costs have been capitalized for the years ended December 31, 2023, 2022, and 2021. As of December 31, 2023, total unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $35.4 million. This cost is expected to be recognized over a weighted average remaining period of 1.81 years.
Stock Options
There were no stock option grants in 2023, 2022, or 2021.
A summary of stock option activity and changes during the years ended December 31, 2023, 2022, and 2021 is presented below.

Stock Options
	2023		2022		2021
(in thousands, except per share data)	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Outstanding at beginning of year	1,113	$23.51	1,478	$22.71	2,401	$22.47
Options exercised	(697)	18.97	(365)	20.27	(923)	22.07
Options forfeited/expired/canceled	—	—	—	—	—	—
Options outstanding at end of year	416	$31.13	1,113	$23.51	1,478	$22.71
Options exercisable at end of year	416	$31.13	1,113	$23.51	1,478	$22.71

The aggregate intrinsic value for both outstanding and exercisable stock options at December 31, 2023 was $2.9 million with a weighted average remaining contractual life of 2.1 years. The intrinsic value of stock options exercised during the years ended December 31, 2023, 2022, and 2021 was $11.2 million, $10.0 million, and $21.3 million, respectively.
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

	2023	2022	2021
Risk-free interest rate	4.38%	2.87%	2.87%
Expected stock price volatility	48.3	57.2	56.1
Simulation period	2.9 years	2.9 years	2.9 years

The stock price expected volatility was based on Synovus' annualized historical volatility for grants issued in 2023, 2022, and 2021. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.
Synovus granted performance share units, which included a market condition with respect to 50% of the award, to executive management during the years ended December 31, 2023, 2022, and 2021. The performance share units have a service-based vesting component, and the number of performance share units that will ultimately vest is based on plan-specific performance metrics.

A summary of restricted share units and performance share units outstanding and changes during the years ended December 31, 2023, 2022, and 2021 is presented below.

	Restricted Share Units		Performance Share Units
(in thousands, except per share data)	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 30, 2020	1,221	$34.50	439	$39.37
Granted	599	42.31	141	42.94
Vested	(482)	37.05	(58)	42.43
Forfeited	(93)	31.41	—	—
Outstanding at December 31, 2021	1,245	37.00	522	37.59
Granted	608	48.14	29	54.76
Vested	(571)	36.98	(45)	38.86
Forfeited	(58)	42.21	(34)	43.06
Outstanding at December 31, 2022	1,224	41.80	472	44.11
Granted	807	41.04	192	46.18
Vested	(654)	38.47	(170)	35.75
Forfeited	(84)	45.18	—	—
Outstanding at December 31, 2023	1,293	$42.90	494	$47.16

The total fair value of restricted share units vested during 2023, 2022, and 2021 was $26.1 million, $28.0 million, and $19.8 million, respectively. The total fair value of performance share units vested during 2023, 2022, and 2021 was $7.4 million, $2.2 million, and $2.4 million, respectively.
Other Employment Benefit Plans
For the years ended December 31, 2023, 2022, and 2021, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $25.2 million, $23.0 million, and $21.5 million, respectively.
For the years ended December 31, 2023, 2022, and 2021, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded expense for contributions to these plans of $1.2 million in 2023 and $1.1 million in both 2022 and 2021.
Note 16 - Income Taxes
The components of income tax expense (benefit) included on the consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 are presented below:

(in thousands)	2023	2022	2021
Current
Federal	$107,445	$167,255	$153,911
State	29,739	28,152	29,982
Total current income tax expense	137,184	195,407	183,893
Deferred
Federal	13,124	11,570	28,873
State	3,713	(702)	16,127
Total deferred income tax expense (benefit)	16,837	10,868	45,000
Total income tax expense	$154,021	$206,275	$228,893

Income tax expense as shown on the consolidated statements of income differed from the federal statutory rate for the years ended December 31, 2023, 2022, and 2021. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2023	2022	2021
Income tax expense at statutory federal income tax rate	$146,194	$202,477	$207,765
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	28,415	21,981	38,452
Tax credits and related benefits, net of amortization (as applicable)	(21,037)	(9,629)	(8,717)
Income not subject to tax	(10,477)	(9,346)	(10,455)
FDIC premiums	8,589	5,517	4,111
Executive compensation	3,575	2,152	1,096
Excess tax benefit from share-based compensation	(1,416)	(3,153)	(3,084)
Other, net	178	(3,724)	(275)
Total income tax expense	$154,021	$206,275	$228,893
Effective tax rate	22.1%	21.4%	23.1%

The components of the Company's deferred tax assets and liabilities at December 31, 2023 and 2022 are presented below:

(in thousands)	2023	2022
Deferred tax assets
Net unrealized losses on investment securities available for sale and cash flow hedges	$348,712	$455,744
Allowance for credit losses	130,205	121,941
Lease liability	120,534	107,818
Employee benefits and deferred compensation	40,601	42,746
Net operating loss carryforwards	32,126	23,590
Tax credit carryforwards	15,532	14,553
FDIC Special Assessment	12,058	—
Unrealized losses on fair value hedges	7,480	11,101
Non-performing loan interest	5,877	2,695
Miscellaneous accrued expenses	5,659	5,125
Fair value of investment securities and loans	1,422	2,019
Other	7,423	6,585
Total gross deferred tax assets	727,629	793,917
Less valuation allowance	(26,184)	(19,114)
Total deferred tax assets	701,445	774,803
Deferred tax liabilities
Right-of-use asset	(114,529)	(102,945)
Purchase accounting intangibles	(23,276)	(15,224)
Excess tax over financial statement depreciation	(20,457)	(23,762)
Deferred loan costs	(16,810)	(15,901)
Unrealized gain on hedged liabilities	(7,480)	(11,101)
Prepaid expense	(6,917)	(4,947)
Other properties held for sale	(1,434)	(2,828)
Other	(3,640)	(2,778)
Total gross deferred tax liabilities	(194,543)	(179,486)
Net deferred tax asset	$506,902	$595,317

Synovus believes the realization of net deferred tax assets (after valuation allowance) at December 31, 2023 is more likely than not based on its history of cumulative profitability as well as expectations of future taxable income, including reversals of taxable temporary differences, in the jurisdictions in which it operates.

Synovus expects that a portion of its $32.1 million of federal and state NOLs as well as a portion of the $15.5 million of federal and state tax credit carryforwards, which have carryforward periods ending in tax years 2024 through 2043, will not be realized before their carryforward period lapses and the Company has accordingly established a valuation allowance in the amount of $26.2 million at December 31, 2023.
Federal and state NOLs and tax credit carryforwards as of December 31, 2023 are summarized in the following table on a tax effected basis.

Tax Carryforwards	As of December 31, 2023
(in thousands)	Expiration Dates	Deferred Tax Asset, Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset Balance
Net operating losses - federal(1)	2027-2037	$25,240	$(19,703)	$5,537
Net operating losses - states(1)	2027-2043	6,886	(5,316)	1,570
Tax credits - federal	2034-2041	460	(460)	—
Tax credits - states(1)	2024-2038	15,072	(705)	14,367

(1) Included in this balance are tax attributes that can be carried forward indefinitely and have no expiration date.
Synovus is subject to income taxation in the U. S. and various state and local taxing jurisdictions. Generally, Synovus is no longer subject to income tax examinations by the IRS for years before 2020 and by state and local income tax authorities for years before 2015. Although Synovus is unable to determine the ultimate outcome of current and future examinations, Synovus believes that the resolution of these examinations will not have a material effect on the consolidated financial statements.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2023	2022	2021
Balance at January 1,	$22,400	$25,104	$20,250
Additions based on income tax positions related to current year	719	649	3,754
Additions for income tax positions of prior years(1)	186	247	1,379
Reductions for income tax positions of prior years	(122)	(1,215)	(200)
Statute of limitation expirations	(871)	(2,002)	(79)
Settlements	—	(383)	—
Balance at December 31,	$22,312	$22,400	$25,104

(1)    Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense, and totaled $4.8 million, $3.2 million, and $3.3 million as of December 31, 2023, 2022, and 2021, respectively. Unrecognized income tax benefits as of December 31, 2023, 2022, and 2021 that, if recognized, would affect the effective income tax rate totaled $22.5 million, $20.9 million and $23.5 million (net of the federal benefit on state income tax issues), respectively. It is reasonably possible that significant changes in the balance of unrecognized tax benefits may occur within the next 12 months. At this time, Synovus expects that $1.7 million of uncertain income tax positions will be either settled or resolved during the next twelve months.

Note 17 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker. Effective April 1, 2023, Synovus updated its internal management reporting structure to transfer Capital Markets activities and related personnel from the Financial Management Services segment to the Wholesale Banking segment. Accordingly, its operating segment reporting structure was also updated. Synovus has four major reportable business segments: Wholesale Banking, Community Banking, Consumer Banking, and Financial Management Services. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
The Wholesale Banking business segment serves primarily larger corporate and governmental clients by providing commercial lending, deposit, and capital markets services through specialty teams including middle market, CRE, senior housing, premium finance, structured lending, asset-based lending, public finance, restaurant services, community investment capital, and capital markets.
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
Functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, are included in Treasury and Corporate Other. In addition, certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment, such as Synovus' third-party consumer loans and loans held for sale, as well as CIB, are included in Treasury and Corporate Other.
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
The following tables present certain financial information for each reportable business segment for the years ended December 31, 2023, 2022, and 2021 and as of December 31, 2023 and 2022. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers. During the fourth quarter of 2023, $1.30 billion in deposits previously reported in the Treasury and Corporate Other segment were transferred to align with the management of the client relationships within the Financial Management Services segment.
During the year ended December 31, 2023, net losses of $76.7 million were recorded in the Treasury and Corporate Other segment primarily due to the strategic repositioning of the investment securities portfolio in the fourth quarter of 2023. Additionally, a $51.0 million expense was recorded in the Treasury and Corporate Other segment in the fourth quarter of 2023 as a result of an FDIC special assessment charge to certain banks to cover losses incurred by the Deposit Insurance Fund (DIF) due to bank failures in the first half of 2023. Synovus also recorded a $28.0 million loss for the $1.17 billion medical office buildings loans sale in the Wholesale Banking segment and a $22.1 million loss for the $421.7 million third-party consumer loans sale in the Treasury and Corporate Other segment during the year ended December 31, 2023. During the years ended December 31, 2022 and 2021, Treasury and Corporate Other's net interest income benefited from the recognition of PPP fees totaling $12.6 million, and $79.2 million, respectively.

	Year Ended December 31, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$806,399	$429,937	$614,338	$73,906	$(107,925)	$1,816,655
Non-interest revenue	51,918	69,372	79,871	195,186	7,663	404,010
Non-interest expense	159,488	145,275	205,674	167,612	657,375	1,335,424
Pre-provision net revenue	$698,829	$354,034	$488,535	$101,480	$(757,637)	$885,241

	Year Ended December 31, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$691,535	$412,660	$465,840	$69,539	$157,326	$1,796,900
Non-interest revenue	39,262	50,077	86,570	182,861	50,566	409,336
Non-interest expense	114,212	128,159	198,472	171,325	545,338	1,157,506
Pre-provision net revenue	$616,585	$334,578	$353,938	$81,075	$(337,446)	$1,048,730

	Year Ended December 31, 2021
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$558,469	$399,261	$409,439	$78,647	$87,131	$1,532,947
Non-interest revenue	34,590	48,301	79,725	211,002	76,448	450,066
Non-interest expense	90,198	114,064	177,491	184,133	534,018	1,099,904
Pre-provision net revenue	$502,861	$333,498	$311,673	$105,516	$(370,439)	$883,109

	December 31, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,506,870	$7,966,794	$2,825,411	$5,374,280	$1,731,135	$43,404,490
Deposits	$13,847,833	$10,198,357	$18,698,298	$1,488,090	$6,506,607	$50,739,185
Full-time equivalent employees	334	576	1,522	604	1,762	4,798

	December 31, 2022
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,865,667	$8,138,606	$2,933,504	$5,157,014	$1,621,562	$43,716,353
Deposits	$12,942,732	$10,798,409	$18,561,521	$102,496	$6,466,401	$48,871,559
Full-time equivalent employees	337	598	1,532	768	1,792	5,027

Note 18 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2023	2022
Assets
Cash due from bank subsidiary	$573,761	$517,235
Funds due from other depository institutions	4,839	7,250
Total cash, cash equivalents, and restricted cash	578,600	524,485
Investment in consolidated bank subsidiary, at equity	4,947,888	4,471,207
Investment in consolidated nonbank subsidiaries, at equity	114,932	92,349
Note receivable from bank subsidiary	100,000	100,000
Other assets	25,943	19,431
Total assets	$5,767,363	$5,207,472
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$552,703	$644,490
Other liabilities	94,667	87,181
Total liabilities	647,370	731,671
Shareholders’ equity:
Preferred stock	537,145	537,145
Common stock	171,360	170,141
Additional paid-in capital	3,955,819	3,920,346
Treasury stock	(944,484)	(944,484)
Accumulated other comprehensive income (loss), net	(1,117,073)	(1,442,117)
Retained earnings	2,517,226	2,234,770
Total shareholders’ equity	5,119,993	4,475,801
Total liabilities and shareholders’ equity	$5,767,363	$5,207,472

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2023	2022	2021
Income
Cash dividends received from subsidiaries	$435,000	$350,000	$420,000
Interest income	6,129	1,841	777
Other income (loss)	(101)	(7,203)	1,070
Total income	441,028	344,638	421,847
Expense
Interest expense	36,849	34,154	27,616
Other expense	12,494	17,804	10,300
Total expense	49,343	51,958	37,916
Income before income taxes and equity in undistributed income of subsidiaries	391,685	292,680	383,931
Allocated income tax benefit	(10,026)	(16,667)	(7,834)
Income before equity in undistributed income of subsidiaries	401,711	309,347	391,765
Equity in undistributed income (loss) of subsidiaries	141,994	448,555	368,702
Net income	543,705	757,902	760,467
Dividends on preferred stock	35,950	33,163	33,163
Net income available to common shareholders	$507,755	$724,739	$727,304

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2023	2022	2021
(in thousands)	Net of Tax Amount	Net of Tax Amount	Net of Tax Amount
Net income	$543,705	$757,902	$760,467
Other comprehensive gain (loss) of bank subsidiary	325,044	(1,359,796)	(240,956)
Other comprehensive income (loss)	325,044	(1,359,796)	(240,956)
Comprehensive income (loss)	$868,749	$(601,894)	$519,511

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2023	2022	2021
Operating Activities
Net income	$543,705	$757,902	$760,467
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(141,994)	(448,555)	(368,702)
Deferred income tax expense (benefit)	433	143	(7,296)
Net increase (decrease) in other liabilities	4,849	3,233	(2,082)
Net (increase) decrease in other assets	(4,676)	8,022	5,280
Other, net	1,616	825	928
Net cash provided by (used in) operating activities	403,933	321,570	388,595
Investing Activities
Increase in other investments	(774)	(1,027)	(10,000)
Net cash provided by (used in) investing activities	(774)	(1,027)	(10,000)
Financing Activities
Dividends paid to common and preferred shareholders	(252,011)	(229,311)	(227,840)
Repurchase of common stock	—	(12,987)	(199,932)
Repayments and redemption of long-term debt	(97,033)	(300,000)	—
Proceeds from issuance of long-term debt, net	—	347,892	—
Other	—	—	(1,104)
Net cash provided by (used in) financing activities	(349,044)	(194,406)	(428,876)
Increase (decrease) in cash, cash equivalents, and restricted cash	54,115	126,137	(50,281)
Cash, cash equivalents, and restricted cash at beginning of year	524,485	398,348	448,629
Cash, cash equivalents, and restricted cash at end of year	$578,600	$524,485	$398,348

See accompanying notes to the audited consolidated financial statements.

Note 19 - Subsequent Event
The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. Subsequent to year-end, through February 20, 2024, Synovus repurchased $29.9 million, or 800 thousand shares, of common stock via open market transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2023.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2023 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin S. Blair	/s/ Andrew J. Gregory, Jr.
Kevin S. Blair	Andrew J. Gregory, Jr.
Chairman of the Board, Chief Executive Officer, and President	Executive Vice President and Chief Financial Officer
February 23, 2024	February 23, 2024
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
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 2, 2023. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
ITEM 11. EXECUTIVE COMPENSATION
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“DIRECTOR COMPENSATION,”
•“EXECUTIVE COMPENSATION” - “Compensation Discussion and Analysis,” “Compensation and Human Capital Committee Report,” “Summary Compensation Table” and the compensation tables and related information which follow the Summary Compensation Table; and
•“CORPORATE GOVERNANCE AND BOARD MATTERS” - “Committees of the Board” - “Compensation and Human Capital Committee Interlocks and Insider Participation.”
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
•“STOCK OWNERSHIP OF DIRECTORS AND EXECUTIVE OFFICERS,” and
•“PRINCIPAL SHAREHOLDERS.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS;” and
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
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years ended December 31, 2023, 2022, and 2021
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2023, 2022, and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022, and 2021
Notes to Consolidated Financial Statements
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

10.8
Amendment No. 1 to the Synovus Financial Corp. 2013 Omnibus Plan dated February 9, 2017, incorporated by reference to Exhibit 10.19 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed with the SEC on February 27, 2017.*

10.9	Amendment No. 2 to the Synovus Financial Corp. 2013 Omnibus Plan dated October 23, 2023.*

10.10
Form of Stock Option Agreement for the stock option awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.11
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

10.12
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.13
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.35 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.14
Form of Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated December 11, 2013, as filed with the SEC on December 13, 2013.*

10.15
Form of 2014 Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.3 of Synovus' Current Report on Form 8-K dated January 22, 2014, as filed with the SEC on January 24, 2014.*

Exhibit Number	Description

10.16
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.17
Form of Revised Market Restricted Stock Unit Agreement for market restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.36 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.18
Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.2 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.19
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.37 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.20
Form of Director Restricted Stock Unit Agreement for the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.4 to Synovus' Current Report on Form 8-K dated June 18, 2013, as filed with the SEC on June 20, 2013.*

10.21
Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.46 to Synovus' Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 1, 2021.*

10.22	Bond Street Holdings, LLC 2009 Stock Option Plan, incorporated by reference to Exhibit 10.1 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.23	Bond Street Holdings, LLC 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.24	FCB 2016 Stock Incentive Plan, incorporated by reference to Exhibit A of the FCB Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A, as filed with the SEC on April 5, 2016.*

10.25	First Amendment to the FCB 2016 Stock Incentive Plan, incorporated by reference to Item 8.01 of FCB's Current Report on Form 8-K dated May 5, 2016, as filed with the SEC on May 5, 2016.*

10.26	Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.27	Form of FCB RSU Agreement, incorporated by reference to Exhibit 10.4 of FCB's Registration Statement on Form S-1/A (No. 333-196935), as filed with the SEC on July 22, 2014.*

10.28
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

10.29
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.30
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

Exhibit Number	Description

10.31
Synovus Financial Corp. Amended and Restated Discretionary Clawback Policy, incorporated by reference to Exhibit 10.30 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on February 28, 2019.*

10.32
Form of Confidentiality and Nonsolicitation Agreement for executive officers of Synovus, incorporated by reference to Exhibit 10.43 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

10.33
Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.34	Amendment No. 1 to the Synovus Financial Corp. 2021 Omnibus Plan dated October 23, 2023.*

10.35
Synovus Financial Corp. 2021 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.3 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.36
Synovus Financial Corp. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.37
Form of Director Restricted Stock Unit Agreement for restricted stock awards to directors under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.5 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.38
Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.48 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.39
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.47 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 24, 2023.*

10.40
Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.49 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.41
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.50 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.42
Form of Revised Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.50 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 24, 2023.*

10.43	Form of Revised Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.44	Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

Exhibit Number	Description

14	Code of Business Conduct and Ethics.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2023 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Synovus Financial Corp. Mandatory Clawback Policy.*

101	Interactive Data File

104	Cover Page Interactive Data File (formatted as inline XBRL and included in Exhibit 101).

*	Indicates management contracts and compensatory plans and arrangements.
(b) Exhibits
See the response to Item 15(a)(3) above.
(c) Financial Statement Schedules
See the response to Item 15(a)(2) above.
ITEM 16. FORM 10-K SUMMARY
NONE.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Synovus Financial Corp. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

Date:	February 23, 2024	By:	/s/ Kevin S. Blair
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

Signature	Title	Date

/s/ Kevin S. Blair	Chairman of the Board, Chief Executive Officer, and President	February 23, 2024
Kevin S. Blair	(Principal Executive Officer)

/s/ Andrew J. Gregory, Jr.	Executive Vice President and Chief Financial Officer	February 23, 2024
Andrew J. Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer and Controller	February 23, 2024
Jill K. Hurley	(Principal Accounting Officer)

/s/ Stacy Apter	Director	February 23, 2024
Stacy Apter

/s/ Tim. E. Bentsen	Director	February 23, 2024
Tim E. Bentsen

/s/ Pedro Cherry	Director	February 23, 2024
Pedro Cherry

Signature	Title	Date

/s/ John H. Irby	Director	February 23, 2024
John H. Irby

/s/ Diana M. Murphy	Director	February 23, 2024
Diana Murphy

/s/ Harris Pastides	Director	February 23, 2024
Harris Pastides

/s/ John Stallworth	Director	February 23, 2024
John Stallworth

/s/ Barry L. Storey	Director	February 23, 2024
Barry L. Storey

/s/ Alexandra Villoch	Director	February 23, 2024
Alexandra Villoch

/s/ Teresa White	Director	February 23, 2024
Teresa White