Form 10-Q
period 2024-03-31
SYNOVUS FINANCIAL CORP
filed 2024-05-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 29, 2024, 146,439,885 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
ACL – Allowance for credit losses (ALL, reserve on unfunded loan commitments, and reserve, if required, on debt securities and other receivables)
AFS – Available for sale
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
FFIEC Retail Credit Classification Policy – FFIEC Uniform Retail Credit Classification and Account Management Policy
FHLB – Federal Home Loan Bank
FICO – Fair Isaac Corporation
FOMC – Federal Open Market Committee
FRB – Federal Reserve Bank
FTP – Funds transfer pricing
GA DBF – Georgia Department of Banking and Finance
GAAP – Generally Accepted Accounting Principles in the United States of America
HTC – Historic tax credit
HTM – Held to maturity
Interagency Supervisory Guidance – Interagency Supervisory Guidance on Allowance for Loan and Lease Losses Estimation Practices for Loans and Lines of Credit Secured by Junior Liens on 1-4 Family Residential Properties
ITC – Investment tax credits
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
Parent Company – Synovus Financial Corp.
PPNR – Pre-provision net revenue
Qualpay – Qualpay, Inc.
Report – This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024
SBA – Small Business Administration
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
Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2023 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2023
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TE – Taxable equivalent
Treasury – United States Department of Treasury
UPB – Unpaid principal balance
U.S. – United States
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2024	December 31, 2023
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,379,778	$2,414,103
Federal funds sold and securities purchased under resale agreements	43,722	37,323
Total cash, cash equivalents, and restricted cash	2,423,500	2,451,426
Investment securities available for sale, at fair value	9,694,515	9,788,662
Loans held for sale (includes $36,698 and $47,338 measured at fair value, respectively)	130,586	52,768
Loans, net of deferred fees and costs	43,309,877	43,404,490
Allowance for loan losses	(492,661)	(479,385)
Loans, net	42,817,216	42,925,105
Cash surrender value of bank-owned life insurance	1,119,379	1,112,030
Premises, equipment, and software, net	375,315	365,851
Goodwill	480,440	480,440
Other intangible assets, net	43,021	45,928
Other assets	2,751,148	2,587,324
Total assets	$59,835,120	$59,809,534
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$12,042,353	$12,507,616
Interest-bearing deposits	38,537,889	38,231,569
Total deposits	50,580,242	50,739,185
Federal funds purchased and securities sold under repurchase agreements	128,244	189,074
Other short-term borrowings	252,469	3,496
Long-term debt	2,031,735	1,932,534
Other liabilities	1,800,794	1,801,097
Total liabilities	54,793,484	54,665,386
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,143 shares; issued 171,873,265 and 171,360,188, respectively; outstanding 146,418,407 and 146,705,330, respectively	171,873	171,360
Additional paid-in capital	3,957,576	3,955,819
Treasury stock, at cost; 25,454,858 and 24,654,858 shares, respectively	(974,499)	(944,484)
Accumulated other comprehensive income (loss), net	(1,248,194)	(1,117,073)
Retained earnings	2,574,017	2,517,226
Total Synovus Financial Corp. shareholders' equity	5,017,918	5,119,993
Noncontrolling interest in subsidiary	23,718	24,155
Total equity	5,041,636	5,144,148
Total liabilities and equity	$59,835,120	$59,809,534

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Interest income:
Loans, including fees	$691,715	$629,557
Investment securities available for sale	71,906	61,054
Loans held for sale	578	5,577
Federal Reserve Bank balances	15,031	16,818
Other earning assets	3,480	3,873
Total interest income	782,710	716,879
Interest expense:
Deposits	332,666	173,935
Long-term debt	29,595	42,529
Other borrowings	1,603	19,664
Total interest expense	363,864	236,128
Net interest income	418,846	480,751
Provision for (reversal of) credit losses	53,980	32,154
Net interest income after provision for (reversal of) credit losses	364,866	448,597
Non-interest revenue:
Service charges on deposit accounts	21,813	22,974
Fiduciary and asset management fees	19,013	19,696
Card fees	19,486	15,824
Brokerage revenue	22,707	24,204
Mortgage banking income	3,418	3,858
Capital markets income	6,627	15,127
Income from bank-owned life insurance	7,347	7,262
Investment securities gains (losses), net	—	1,030
Recovery of NPA	—	13,126
Other non-interest revenue	18,477	10,025
Total non-interest revenue	118,888	133,126
Non-interest expense:
Salaries and other personnel expense	188,521	188,924
Net occupancy, equipment, and software expense	46,808	42,860
Third-party processing and other services	20,258	21,833
Professional fees	7,631	8,963
FDIC insurance and other regulatory fees	23,819	10,268
Restructuring charges (reversals)	1,524	(733)
Loss on other loans held for sale	—	16,750
Other operating expense	34,180	32,987
Total non-interest expense	322,741	321,852
Income before income taxes	161,013	259,871
Income tax expense	36,943	57,712
Net income	124,070	202,159
Less: Net income (loss) attributable to noncontrolling interest	(437)	—
Net income attributable to Synovus Financial Corp.	124,507	202,159
Less: Preferred stock dividends	9,685	8,291
Net income available to common shareholders	$114,822	$193,868
Net income per common share, basic	$0.78	$1.33
Net income per common share, diluted	0.78	1.32
Weighted average common shares outstanding, basic	146,430	145,799
Weighted average common shares outstanding, diluted	147,122	146,727

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2024			2023
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$161,013	$(36,943)	$124,070	$259,871	$(57,712)	$202,159
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	(155,636)	37,586	(118,050)	153,081	(37,260)	115,821
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	(1,030)	251	(779)
Net change	(155,636)	37,586	(118,050)	152,051	(37,009)	115,042
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(57,056)	13,779	(43,277)	10,000	(2,434)	7,566
Reclassification adjustment for realized (gains) losses included in net income	39,823	(9,617)	30,206	39,892	(9,710)	30,182
Net change	(17,233)	4,162	(13,071)	49,892	(12,144)	37,748
Total other comprehensive income (loss)	$(172,869)	$41,748	$(131,121)	$201,943	$(49,153)	$152,790
Comprehensive income (loss)			(7,051)			354,949
Less: comprehensive income (loss) attributable to noncontrolling interest			(437)			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$(6,614)			$354,949

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	24,155	$5,144,148
Net income (loss)	—	—	—	—	—	124,507	(437)	124,070
Other comprehensive income (loss), net of income taxes	—	—	—	—	(131,121)	—	—	(131,121)
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,639)	—	(55,639)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(9,685)	—	(9,685)
Repurchases of common stock including costs to repurchase	—	—	—	(30,015)	—	—		(30,015)
Restricted share unit vesting and taxes paid related to net share settlement	—	460	(8,492)	—	—	(2,392)	—	(10,424)
Stock options exercised, net	—	53	1,280	—	—	—	—	1,333
Share-based compensation expense	—	—	8,969	—	—	—	—	8,969
Balance at March 31, 2024	$537,145	$171,873	$3,957,576	$(974,499)	$(1,248,194)	$2,574,017	$23,718	$5,041,636

Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	202,159	—	202,159
Other comprehensive income (loss), net of income taxes	—	—	—	—	152,790	—	—	152,790
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,502)	—	(55,502)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(8,291)	—	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	383	(8,280)	—	—	(2,206)	—	(10,103)
Stock options exercised, net	—	190	3,307	—	—	—	—	3,497
Share-based compensation expense	—	—	10,076	—	—	—	—	10,076
Balance at March 31, 2023	$537,145	$170,714	$3,925,449	$(944,484)	$(1,289,327)	$2,370,633	$—	$4,770,130

(1)    For the three months ended March 31, 2024, dividends per share were $0.57 for Series D and $0.37 for Series E Preferred Stock.
(2)    For the three months ended March 31, 2023, dividends per share were $0.39 for Series D and $0.37 for Series E Preferred Stock.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2024	2023
Operating Activities
Net income	$124,070	$202,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	53,980	32,154
Depreciation, amortization, and accretion, net	17,854	20,088
Deferred income tax expense (benefit)	2,446	706
Originations of loans held for sale	(468,414)	(143,149)
Proceeds from sales and payments on loans held for sale	392,753	275,274
Gain on sales of loans held for sale, net	(2,419)	(2,716)
(Increase) decrease in other assets	(81,810)	(63,174)
Increase (decrease) in other liabilities	(22,298)	25,417
Investment securities (gains) losses, net	—	(1,030)
Share-based compensation expense	7,914	8,711
Net cash provided by (used in) operating activities	24,076	354,440
Investing Activities
Proceeds from maturities and principal collections of investment securities available for sale	196,020	205,098
Proceeds from sales of investment securities available for sale	—	82,595
Purchases of investment securities available for sale	(258,482)	(193,009)
Net proceeds from sales of loans	2,548	1,505
Net (increase) decrease in loans	28,830	(773,103)
Net (purchases) redemptions of Federal Home Loan Bank stock	(16,626)	(7,439)
Net (purchases) redemptions of Federal Reserve Bank stock	(12,144)	(7,108)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	—	2,514
Net increase in premises, equipment and software	(18,490)	(6,519)
Other	—	3,015
Net cash provided by (used in) investing activities	(78,344)	(692,451)
Financing Activities
Net increase (decrease) in deposits	(157,277)	1,070,206
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(60,830)	49,107
Net increase (decrease) in other short-term borrowings	248,973	(350,232)
Proceeds from long-term debt, net	100,000	1,020,912
Dividends paid to common shareholders	(55,733)	(49,465)
Dividends paid to preferred shareholders	(9,685)	(8,291)
Repurchases of common stock	(30,015)	—
Issuances, net of taxes paid, under equity compensation plans	(9,091)	(6,606)
Net cash provided by (used in) financing activities	26,342	1,725,631
Increase (decrease) in cash and cash equivalents including restricted cash	(27,926)	1,387,620
Cash, cash equivalents, and restricted cash, at beginning of period	2,451,426	1,977,780
Cash, cash equivalents, and restricted cash at end of period	$2,423,500	$3,365,400

Supplemental Disclosures:
Income taxes paid	$28,798	$52,157
Interest paid	385,188	206,624
Non-cash Activities
Loans foreclosed and transferred to other real estate	21,210	—
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities.
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income (loss), and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2023 Form 10-K.
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

Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted or issued in 2024 and the estimated effect on the Company’s financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted)
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
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
		January 1, 2024	The Company adopted the new disclosure requirements for the annual period beginning on January 1, 2024, and interim periods starting on January 1, 2025. The Company is currently evaluating the impact of the incremental segment information that will be required to be disclosed as well as the impact to the Segment Reporting footnote disclosed in the Form 10-K.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	January 1, 2025	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote in the Form 10-K.

Note 2 - Investment Securities Available for Sale
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities available for sale at March 31, 2024 and December 31, 2023 are summarized below.

	March 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$616,037	$505	$(1,133)	$615,409
U.S. Government agency securities	29,993	—	(1,210)	28,783
Mortgage-backed securities issued by U.S. Government agencies	1,022,881	1,119	(112,082)	911,918
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,383,405	328	(1,200,822)	6,182,911
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	676,772	—	(111,832)	564,940
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,414,621	5,512	(38,403)	1,381,730
Corporate debt securities and other debt securities	9,034	—	(210)	8,824
Total investment securities available for sale(1)	$11,152,743	$7,464	$(1,465,692)	$9,694,515

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$588,082	$9,547	$—	$597,629
U.S. Government agency securities	29,993	—	(1,053)	28,940
Mortgage-backed securities issued by U.S. Government agencies	1,021,612	2,037	(97,985)	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,523,399	1,192	(1,094,212)	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	692,487	—	(104,892)	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,226,672	18,764	(35,653)	1,209,783
Corporate debt securities and other debt securities	9,009	—	(337)	8,672
Total investment securities available for sale(1)	$11,091,254	$31,540	$(1,334,132)	$9,788,662

(1) The amounts reported exclude accrued interest receivable on investment securities available for sale of $28.7 million and $26.6 million at March 31, 2024 and December 31, 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets.
At March 31, 2024 and December 31, 2023, investment securities with a carrying value of $5.02 billion and $5.19 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
On April 1, 2024, Synovus transferred $3.42 billion of mortgage-backed securities from available for sale to held to maturity, and AOCI included a pre-tax unrealized loss of $708.5 million on the investment securities at the date of the transfer. See Note 10 - Subsequent Event in this Report for additional information on the transfer of mortgage-backed securities from available for sale to held to maturity.

Gross unrealized losses on investment securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023 are presented below.

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$465,387	$(1,133)	$—	$—	$465,387	$(1,133)
U.S. Government agency securities	—	—	28,783	(1,210)	28,783	(1,210)
Mortgage-backed securities issued by U.S. Government agencies	132,795	(712)	696,870	(111,370)	829,665	(112,082)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	129,505	(2,158)	6,005,861	(1,198,664)	6,135,366	(1,200,822)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	564,940	(111,832)	564,940	(111,832)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	360,736	(1,874)	274,840	(36,529)	635,576	(38,403)
Corporate debt securities and other debt securities	—	—	8,824	(210)	8,824	(210)
Total	$1,088,423	$(5,877)	$7,580,118	$(1,459,815)	$8,668,541	$(1,465,692)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$28,940	$(1,053)	$28,940	$(1,053)
Mortgage-backed securities issued by U.S. Government agencies	159,402	(1,268)	565,358	(96,717)	724,760	(97,985)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	215,917	(1,193)	6,045,914	(1,093,019)	6,261,831	(1,094,212)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	587,595	(104,892)	587,595	(104,892)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	34,406	(205)	276,675	(35,448)	311,081	(35,653)
Corporate debt securities and other debt securities	—	—	8,672	(337)	8,672	(337)
Total	$409,725	$(2,666)	$7,513,154	$(1,331,466)	$7,922,879	$(1,334,132)

As of March 31, 2024, Synovus had 29 investment securities in a loss position for less than 12 months and 353 investment securities in a loss position for 12 months or longer and did not intend to sell investment securities in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, as of March 31, 2024, Synovus was not aware of any circumstances which will require it to sell any of the securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded for the period.

At March 31, 2024, no ACL was established for investment securities. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
The amortized cost and fair value by contractual maturity of investment securities available for sale at March 31, 2024 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	Distribution of Maturities at March 31, 2024
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Amortized Cost
U.S. Treasury securities	$25,923	$258,854	$331,260	$—	$616,037
U.S. Government agency securities	—	29,993	—	—	29,993
Mortgage-backed securities issued by U.S. Government agencies	—	60	3	1,022,818	1,022,881
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	10,552	7,372,853	7,383,405
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	41	9,865	666,866	676,772
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	66,440	783,017	547,840	17,324	1,414,621
Corporate debt securities and other debt securities	—	9,034	—	—	9,034
Total amortized cost	$92,363	$1,080,999	$899,520	$9,079,861	$11,152,743

Fair Value
U.S. Treasury securities	$25,923	$258,488	$330,998	$—	$615,409
U.S. Government agency securities	—	28,783	—	—	28,783
Mortgage-backed securities issued by U.S. Government agencies	—	58	3	911,857	911,918
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	9,766	6,173,145	6,182,911
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	40	9,491	555,409	564,940
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	66,750	775,293	524,691	14,996	1,381,730
Corporate debt securities and other debt securities	—	8,824	—	—	8,824
Total fair value	$92,673	$1,071,486	$874,949	$7,655,407	$9,694,515

Gross gains and gross losses on sales of securities available for sale for the three months ended March 31, 2024 and 2023 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended March 31,
(in thousands)	2024	2023
Gross realized gains on sales	$—	$1,030
Gross realized losses on sales	—	—
Investment securities gains (losses), net	$—	$1,030

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2024 and December 31, 2023.

	March 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,415,219	$7,323	$1,667	$8,990	$173,435	$19,258	$14,616,902
Owner-occupied	8,027,707	6,312	157	6,469	49,821	30,397	8,114,394
Total commercial and industrial	22,442,926	13,635	1,824	15,459	223,256	49,655	22,731,296
Investment properties	11,298,410	245	—	245	10,630	1,596	11,310,881
1-4 family properties	576,878	940	20	960	1,958	342	580,138
Land and development	301,651	331	—	331	1,018	—	303,000
Total commercial real estate	12,176,939	1,516	20	1,536	13,606	1,938	12,194,019
Consumer mortgages	5,333,982	8,057	—	8,057	42,563	—	5,384,602
Home equity	1,778,768	13,129	—	13,129	12,451	—	1,804,348
Credit cards	177,054	1,705	1,904	3,609	—	—	180,663
Other consumer loans	994,944	13,024	—	13,024	6,981	—	1,014,949
Total consumer	8,284,748	35,915	1,904	37,819	61,995	—	8,384,562
Loans, net of deferred fees and costs(1)	$42,904,613	$51,066	$3,748	$54,814	$298,857	$51,593	$43,309,877

	December 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,355,414	$12,264	$1,797	$14,061	$66,400	$23,470	$14,459,345
Owner-occupied	8,041,573	6,056	149	6,205	70,784	20,586	8,139,148
Total commercial and industrial	22,396,987	18,320	1,946	20,266	137,184	44,056	22,598,493
Investment properties	11,322,516	740	278	1,018	12,796	26,974	11,363,304
1-4 family properties	595,359	87	—	87	2,605	451	598,502
Land and development	353,477	671	—	671	804	—	354,952
Total commercial real estate	12,271,352	1,498	278	1,776	16,205	27,425	12,316,758
Consumer mortgages	5,359,153	6,462	—	6,462	46,108	—	5,411,723
Home equity	1,785,836	10,374	716	11,090	10,473	—	1,807,399
Credit cards	190,299	1,818	2,024	3,842	—	—	194,141
Other consumer loans	1,053,587	15,574	89	15,663	6,697	29	1,075,976
Total consumer	8,388,875	34,228	2,829	37,057	63,278	29	8,489,239
Loans, net of deferred fees and costs(1)	$43,057,214	$54,046	$5,053	$59,099	$216,667	$71,510	$43,404,490

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $248.0 million and $256.3 million at March 31, 2024 and December 31, 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets.

Pledged Loans
Loans with carrying values of $24.79 billion and $24.31 billion, respectively, were pledged as collateral for borrowings and capacity at March 31, 2024 and December 31, 2023, respectively, to the FHLB and Federal Reserve Bank.

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

The following table summarizes each loan portfolio class by risk grade and origination year as of March 31, 2024 and December 31, 2023 as required under CECL.

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$268,543	$1,131,289	$951,139	$1,374,948	$759,640	$1,791,712	$7,642,905	$62,340	$13,982,516
Special Mention	—	6,489	31,616	18,630	926	11,096	144,154	1,865	214,776
Substandard	4,091	20,133	12,763	16,678	40,428	105,084	181,232	4,460	384,869
Doubtful	—	—	—	20,676	225	—	13,206	—	34,107
Loss	—	—	—	—	—	—	634	—	634
Total commercial, financial and agricultural	272,634	1,157,911	995,518	1,430,932	801,219	1,907,892	7,982,131	68,665	14,616,902
Current YTD Period:
Gross charge-offs	—	15,893	2,699	617	592	1,394	9,577	—	30,772
Owner-occupied
Pass	151,179	910,990	1,534,357	1,455,287	917,280	2,055,182	685,510	—	7,709,785
Special Mention	—	1,911	6,835	22,203	29,121	30,108	42,918	—	133,096
Substandard	198	4,248	35,101	29,861	59,296	90,503	35,900	—	255,107
Doubtful	—	—	—	—	—	—	16,406	—	16,406
Total owner-occupied	151,377	917,149	1,576,293	1,507,351	1,005,697	2,175,793	780,734	—	8,114,394
Current YTD Period:
Gross charge-offs	—	76	—	—	1,131	5,964	—	—	7,171
Total commercial and industrial	424,011	2,075,060	2,571,811	2,938,283	1,806,916	4,083,685	8,762,865	68,665	22,731,296
Current YTD Period:
Gross charge-offs	$—	$15,969	$2,699	$617	$1,723	$7,358	$9,577	$—	$37,943
Investment properties
Pass	73,903	659,935	3,247,783	2,867,625	982,612	2,771,003	208,975	—	10,811,836
Special Mention	—	—	75,686	97,938	43,937	81,937	—	—	299,498
Substandard	—	2,186	2,993	128,672	2,067	56,528	—	—	192,446
Doubtful	—	—	—	—	—	7,096	—	—	7,096
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	73,903	662,121	3,326,462	3,094,235	1,028,616	2,916,569	208,975	—	11,310,881
Current YTD Period:
Gross charge-offs	—	—	—	—	—	3,608	—	—	3,608
1-4 family properties
Pass	38,726	147,560	130,546	109,133	30,807	71,238	44,211	—	572,221
Special Mention	1,015	959	994	378	181	308	—	—	3,835
Substandard	—	832	62	1,109	355	1,679	45	—	4,082
Total 1-4 family properties	39,741	149,351	131,602	110,620	31,343	73,225	44,256	—	580,138
Current YTD Period:
Gross charge-offs	—	103	—	—	—	—	—	—	103

	March 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	9,357	105,680	72,386	30,945	9,348	70,900	—	—	298,616
Special Mention	—	—	490	31	—	1,258	—	—	1,779
Substandard	—	569	—	42	372	1,622	—	—	2,605
Total land and development	9,357	106,249	72,876	31,018	9,720	73,780	—	—	303,000
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	123,001	917,721	3,530,940	3,235,873	1,069,679	3,063,574	253,231	—	12,194,019
Current YTD Period:
Gross charge-offs	$—	$103	$—	$—	$—	$3,608	$—	$—	$3,711
Consumer mortgages
Pass	103,248	753,144	754,846	1,021,620	1,193,450	1,499,082	314	—	5,325,704
Substandard	12	562	2,891	5,682	16,334	33,375	—	—	58,856
Loss	—	—	—	—	—	42	—	—	42
Total consumer mortgages	103,260	753,706	757,737	1,027,302	1,209,784	1,532,499	314	—	5,384,602
Current YTD Period:
Gross charge-offs	—	—	—	—	3	102	—	—	105
Home equity
Pass	—	—	—	—	—	—	1,315,317	474,095	1,789,412
Substandard	—	—	—	—	—	—	9,462	5,221	14,683
Loss	—	—	—	—	—	—	169	84	253
Total home equity	—	—	—	—	—	—	1,324,948	479,400	1,804,348
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	32	32
Credit cards
Pass	—	—	—	—	—	—	178,762	—	178,762
Substandard	—	—	—	—	—	—	648	—	648
Loss	—	—	—	—	—	—	1,253	—	1,253
Total credit cards	—	—	—	—	—	—	180,663	—	180,663
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	2,055	—	2,055
Other consumer loans
Pass	39,619	110,171	163,968	195,667	103,235	125,442	268,696	—	1,006,798
Substandard	—	1,095	791	3,903	1,425	833	79	—	8,126
Loss	—	—	—	—	—	—	25	—	25
Total other consumer loans	39,619	111,266	164,759	199,570	104,660	126,275	268,800	—	1,014,949
Current YTD Period:
Gross charge-offs	—	692	1,664	2,402	704	603	657	—	6,722
Total consumer	142,879	864,972	922,496	1,226,872	1,314,444	1,658,774	1,774,725	479,400	8,384,562
Current YTD Period:
Gross charge-offs	$—	$692	$1,664	$2,402	$707	$705	$2,712	$32	$8,914
Loans, net of deferred fees and costs	$689,891	$3,857,753	$7,025,247	$7,401,028	$4,191,039	$8,806,033	$10,790,821	$548,065	$43,309,877
Current YTD Period:
Gross charge-offs	$—	$16,764	$4,363	$3,019	$2,430	$11,671	$12,289	$32	$50,568

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,078,790	$1,040,742	$1,408,178	$782,069	$636,341	$1,236,433	$7,623,255	$46,908	$13,852,716
Special Mention	5,298	8,276	20,027	1,950	2,552	8,412	141,580	—	188,095
Substandard	36,557	14,742	35,744	37,186	88,940	21,032	182,069	1,685	417,955
Loss	—	—	—	—	—	355	224	—	579
Total commercial, financial and agricultural	1,120,645	1,063,760	1,463,949	821,205	727,833	1,266,232	7,947,128	48,593	14,459,345
Current YTD Period:
Gross charge-offs	9,367	3,436	8,175	19,532	1,165	2,071	30,696	203	74,645
Owner-occupied
Pass	859,887	1,521,469	1,501,405	958,620	710,634	1,401,416	782,180	—	7,735,611
Special Mention	1,709	9,114	22,562	2,593	4,689	48,640	79,031	—	168,338
Substandard	4,388	24,760	13,616	59,478	17,702	87,306	27,949	—	235,199
Total owner-occupied	865,984	1,555,343	1,537,583	1,020,691	733,025	1,537,362	889,160	—	8,139,148
Current YTD Period:
Gross charge-offs	—	—	433	6,836	1,544	2,862	—	—	11,675
Total commercial and industrial	1,986,629	2,619,103	3,001,532	1,841,896	1,460,858	2,803,594	8,836,288	48,593	22,598,493
Current YTD Period:
Gross charge-offs	$9,367	$3,436	$8,608	$26,368	$2,709	$4,933	$30,696	$203	$86,320
Investment properties
Pass	593,540	3,140,041	2,863,327	1,161,697	1,052,638	1,900,744	261,737	—	10,973,724
Special Mention	—	1,616	169,550	—	48,429	33,903	—	—	253,498
Substandard	2,083	4,070	41,278	1,455	1,622	75,850	—	—	126,358
Doubtful	—	—	—	—	—	9,714	—	—	9,714
Loss	—	—	—	—	—	10	—	—	10
Total investment properties	595,623	3,145,727	3,074,155	1,163,152	1,102,689	2,020,221	261,737	—	11,363,304
Current YTD Period:
Gross charge-offs(1)	546	7,685	5,668	3,801	1,893	22,647	3,109	—	45,349
1-4 family properties
Pass	167,729	142,930	119,054	31,928	29,740	55,243	42,099	—	588,723
Special Mention	3,104	947	—	184	—	311	1	—	4,547
Substandard	1,721	822	643	465	324	1,212	45	—	5,232
Total 1-4 family properties	172,554	144,699	119,697	32,577	30,064	56,766	42,145	—	598,502
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24
Land and development
Pass	105,609	84,962	35,993	16,131	18,616	59,605	888	—	321,804
Special Mention	—	496	—	—	—	774	—	—	1,270
Substandard	29,204	411	74	—	593	1,596	—	—	31,878
Total land and development	134,813	85,869	36,067	16,131	19,209	61,975	888	—	354,952
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	902,990	3,376,295	3,229,919	1,211,860	1,151,962	2,138,962	304,770	—	12,316,758
Current YTD Period:
Gross charge-offs	$546	$7,685	$5,668	$3,878	$1,893	$22,671	$3,109	$—	$45,450

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$757,485	$784,898	$1,044,442	$1,219,397	$410,511	$1,136,541	$35	$—	$5,353,309
Substandard	564	2,810	5,517	15,913	9,478	23,662	—	—	57,944
Loss	—	—	—	—	—	470	—	—	470
Total consumer mortgages	758,049	787,708	1,049,959	1,235,310	419,989	1,160,673	35	—	5,411,723
Current YTD Period:
Gross charge-offs	—	108	251	403	402	965	5	—	2,134
Home equity
Pass	—	—	—	—	—	—	1,308,934	482,679	1,791,613
Substandard	—	—	—	—	—	—	10,231	5,297	15,528
Loss	—	—	—	—	—	—	174	84	258
Total home equity	—	—	—	—	—	—	1,319,339	488,060	1,807,399
Current YTD Period:
Gross charge-offs	—	—	—	—	—	79	819	229	1,127
Credit cards
Pass	—	—	—	—	—	—	192,217	—	192,217
Substandard	—	—	—	—	—	—	702	—	702
Loss	—	—	—	—	—	—	1,222	—	1,222
Total credit cards	—	—	—	—	—	—	194,141	—	194,141
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,165	—	7,165
Other consumer loans
Pass	134,969	181,455	219,415	114,006	28,256	112,724	277,368	—	1,068,193
Substandard	573	963	3,811	1,182	568	494	192	—	7,783
Total other consumer loans	135,542	182,418	223,226	115,188	28,824	113,218	277,560	—	1,075,976
Current YTD Period:
Gross charge-offs(1)	627	6,040	24,231	3,625	1,971	2,026	2,358	—	40,878
Total consumer	893,591	970,126	1,273,185	1,350,498	448,813	1,273,891	1,791,075	488,060	8,489,239
Current YTD Period:
Gross charge-offs	$627	$6,148	$24,482	$4,028	$2,373	$3,070	$10,347	$229	$51,304
Loans, net of deferred fees and costs	$3,783,210	$6,965,524	$7,504,636	$4,404,254	$3,061,633	$6,216,447	$10,932,133	$536,653	$43,404,490
Current YTD Period:
Gross charge-offs	$10,540	$17,269	$38,758	$34,274	$6,975	$30,674	$44,152	$432	$183,074

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2024.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2024 and 2023. During the three months ended March 31, 2024, Synovus had no significant transfers to loans held for sale. During the three months ended March 31, 2023, Synovus charged-off $6.6 million in previously established reserves for credit losses associated with the transfer of $424.1 million in certain third-party consumer loans to held for sale as part of our overall balance sheet management strategy.

	As Of and For the Three Months Ended March 31, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(37,943)	(3,711)	(8,914)	(50,568)
Recoveries	3,288	767	2,157	6,212
Provision for (reversal of) loan losses	29,167	21,813	6,652	57,632
Ending balance at March 31, 2024	$213,482	$152,627	$126,552	$492,661

	As Of and For the Three Months Ended March 31, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(7,873)	(96)	(17,366)	(25,335)
Recoveries	3,476	284	3,025	6,785
Provision for (reversal of) loan losses	1,535	16,629	13,972	32,136
Ending balance at March 31, 2023	$158,688	$160,392	$137,930	$457,010

The ALL of $492.7 million and the reserve for unfunded commitments of $53.6 million, which is recorded in other liabilities, comprise the total ACL of $546.2 million at March 31, 2024. The ACL increased $9.6 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of the ALL of $479.4 million and the reserve for unfunded commitments of $57.2 million. The ACL to loans coverage ratio was 1.26% at March 31, 2024, compared to 1.24% at December 31, 2023. The increase in the ACL from December 31, 2023 resulted primarily from credit performance that included downward migration and a qualitative adjustment that offset improved economic inputs and net charge-offs.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At March 31, 2024, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.4% over the forecasted period at March 31, 2024, compared to 4.5% at December 31, 2023.
Financial Difficulty Modifications
When borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2023 Form 10-K for additional information regarding accounting policies for FDMs.

The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$1,374	$—	$8,142	$9,516	0.1%
Owner-occupied	—	198	—	—	198	—
Total commercial and industrial	—	1,572	—	8,142	9,714	—
Investment properties	—	2,244	—	—	2,244	—
1-4 family properties	—	—	—	—	—	—
Land and development	—	—	—	—	—	—
Total commercial real estate	—	2,244	—	—	2,244	—
Consumer mortgages	123	—	210	—	333	—
Home equity	—	11	—	—	11	—
Credit cards	—	—	—	—	—	—
Other consumer loans	121	257	—	3	381	—
Total consumer	244	268	210	3	725	—
Total FDMs	$244	$4,084	$210	$8,145	$12,683	—%

	Three Months Ended March 31, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$49	$16,321	$247	$16,617	0.1%
Owner-occupied	—	1,468	41,263	42,731	0.5
Total commercial and industrial	49	17,789	41,510	59,348	0.3
Investment properties	—	—	—	—	—
1-4 family properties	—	1,339	—	1,339	0.2
Land and development	—	—	—	—	—
Total commercial real estate	—	1,339	—	1,339	—
Consumer mortgages	113	—	—	113	—
Home equity	—	88	15	103	—
Credit cards	—	—	—	—	—
Other consumer loans	64	141	231	436	—
Total consumer	177	229	246	652	—
Total FDMs	$226	$19,357	$41,756	$61,339	0.1%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	—%	18	—
Owner-occupied	—	60	—
Investment properties	—	12	—
Consumer mortgages	2.3	—	7
Home equity	—	243	—
Other consumer loans	2.5	75	—

	Three Months Ended March 31, 2023
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)
Commercial, financial and agricultural	3.3%	8
Owner-occupied	1.7	9
1-4 family properties	—	12
Consumer mortgages	2.2	—
Home equity	1.1	334
Other consumer loans	3.5	68

During the three months ended March 31, 2024, commercial, financial and agricultural loans of $71.6 million defaulted that were previously modified in the prior 12 months by receiving a term extension. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. During the three months ended March 31, 2023, there were no FDMs that subsequently defaulted. As of March 31, 2024 and December 31, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to March 31, 2024.

	As of March 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$54,662	$79	$—	$79,810	$134,551
Owner-occupied	33,829	—	—	751	34,580
Total commercial and industrial	88,491	79	—	80,561	169,131
Investment properties	3,130	—	—	—	3,130
1-4 family properties	65	—	—	342	407
Land and development	1,117	—	—	—	1,117
Total commercial real estate	4,312	—	—	342	4,654
Consumer mortgages	1,230	187	—	1,370	2,787
Home equity	618	—	—	—	618
Credit cards	—	—	—	—	—
Other consumer loans	1,032	245	—	247	1,524
Total consumer	2,880	432	—	1,617	4,929
Total FDMs	$95,683	$511	$—	$82,520	$178,714

The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that were modified on or after January 1, 2023, the date Synovus adopted ASU 2022-02, through March 31, 2023.

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

Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During the three months ended March 31, 2024, Synovus repurchased 800 thousand shares of common stock at an average price of $37.36 per share via open market transactions.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2024 and 2023.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unrealized gains (losses) on investment securities available for sale(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at December 31, 2023	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	(118,050)	(43,277)	(161,327)
Amounts reclassified from AOCI	—	30,206	30,206
Net current period other comprehensive income (loss)	(118,050)	(13,071)	(131,121)
Balance at March 31, 2024	$(1,116,309)	$(131,885)	$(1,248,194)

Balance at December 31, 2022	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	115,821	7,566	123,387
Amounts reclassified from AOCI	(779)	30,182	29,403
Net current period other comprehensive income (loss)	115,042	37,748	152,790
Balance at March 31, 2023	$(1,105,221)	$(184,106)	$(1,289,327)

(1)    For March 31, 2024, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $10.2 million and $11.6 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. For March 31, 2023, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $13.3 million and $12.1 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 5 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2023 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	March 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,914	$—	$2,914	$—	$2,910	$—	$2,910
Other mortgage-backed securities	—	—	—	—	—	2,149	—	2,149
State and municipal securities	—	72	—	72	—	—	—	—
Asset-backed securities	—	4,425	—	4,425	—	7,839	—	7,839
Total trading securities	$—	$7,411	$—	$7,411	$—	$12,898	$—	$12,898
Investment securities available for sale:
U.S. Treasury securities	$615,409	$—	$—	$615,409	$597,629	$—	$—	$597,629
U.S. Government agency securities	—	28,783	—	28,783	—	28,940	—	28,940
Mortgage-backed securities issued by U.S. Government agencies	—	911,918	—	911,918	—	925,664	—	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	6,182,911	—	6,182,911	—	6,430,379	—	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	564,940	—	564,940	—	587,595	—	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	1,381,730	—	1,381,730	—	1,209,783	—	1,209,783
Corporate debt securities and other debt securities	—	8,824	—	8,824	—	8,672	—	8,672
Total investment securities available for sale	$615,409	$9,079,106	$—	$9,694,515	$597,629	$9,191,033	$—	$9,788,662
Mortgage loans held for sale	$—	$36,698	$—	$36,698	$—	$47,338	$—	$47,338
Other investments	—	—	13,115	13,115	—	—	12,560	12,560
Mutual funds and mutual funds held in rabbi trusts	59,649	—	—	59,649	53,742	—	—	53,742
Derivative assets	—	103,589	—	103,589	—	94,903	—	94,903
Liabilities
Securities sold short	$2,469	$—	$—	$2,469	$3,496	$—	$—	$3,496
Mutual funds held in rabbi trusts	44,759	—	—	44,759	38,735	—	—	38,735
Derivative liabilities	—	286,094	—	286,094	—	259,650	—	259,650

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

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2024	As of December 31, 2023
Fair value	$36,698	$47,338
Unpaid principal balance	35,793	45,627
Fair value less aggregate unpaid principal balance	$905	$1,711

Changes in Fair Value Included in Net Income	Three Months Ended March 31,		Location in Consolidated Statements of Income
(in thousands)	2024	2023
Mortgage loans held for sale	$(806)	$303	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2023 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three months ended March 31, 2024 and 2023, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended March 31, 2024
(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	(21)
Additions	576
Ending balance at March 31, 2024	$13,115
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2024	$(21)

Three Months Ended March 31, 2023
(in thousands)	Other Investments
Beginning balance at December 31, 2022	$11,172
Total gains (losses) realized/unrealized:
Included in earnings	(28)
Additions	511
Ending balance at March 31, 2023	$11,655
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at March 31, 2023	$(28)

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	March 31, 2024			Fair Value Adjustments for the Three Months Ended March 31, 2024	Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3
Loans(1)	$—	$—	$117,571	$15,328	Provision for (reversal of) credit losses

	March 31, 2023			Fair Value Adjustments for the Three Months Ended March 31, 2023	Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3
Loans(1)	$—	$—	$49	$50	Provision for (reversal of) credit losses
Other loans held for sale	—	—	391,157	16,750	Loss on other loans held for sale
Qualpay receivable	—	—	31,109	15,789	Recovery of NPA; Other operating expense(2)
Other assets held for sale	—	—	450	50	Other operating expense

(1)    Collateral-dependent loans that were written down to fair value of collateral.
(2)    Recovery of NPA amount was $13.1 million in non-interest revenue while other operating expense amount was a reversal of $2.7 million.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2024 and December 31, 2023. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2023 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,423,500	$2,423,500	$2,423,500	$—	$—
Trading securities	7,411	7,411	—	7,411	—
Investment securities available for sale	9,694,515	9,694,515	615,409	9,079,106	—
Loans held for sale	130,586	130,496	—	36,698	93,798
Other investments	13,115	13,115	—	—	13,115
Mutual funds and mutual funds held in rabbi trusts	59,649	59,649	59,649	—	—
Loans, net (1)	42,817,216	41,124,811	—	—	41,124,811
FRB and FHLB stock	213,713	213,713	—	213,713
Derivative assets	103,589	103,589	—	103,589	—
Financial liabilities
Non-interest-bearing deposits	$12,042,353	$12,042,353	$—	$12,042,353	$—
Non-time interest-bearing deposits	27,348,773	27,348,773	—	27,348,773	—
Time deposits	11,189,116	11,160,289	—	11,160,289	—
Total deposits (2)	$50,580,242	$50,551,415	$—	$50,551,415	$—
Federal funds purchased and securities sold under repurchase agreements	128,244	128,244	128,244	—	—
Securities sold short	2,469	2,469	2,469	—	—
Short-term FHLB advances	250,000	250,000	—	250,000	—
Long-term debt	2,031,735	2,006,557	—	2,006,557	—
Mutual funds held in rabbi trusts	44,759	44,759	44,759	—	—
Derivative liabilities	286,094	286,094	—	286,094	—

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

	December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,451,426	$2,451,426	$2,451,426	$—	$—
Trading securities	12,898	12,898	—	12,898	—
Investment securities available for sale	9,788,662	9,788,662	597,629	9,191,033	—
Loans held for sale	52,768	52,770	—	47,338	5,432
Other investments	12,560	12,560	—	—	12,560
Mutual funds and mutual funds held in rabbi trusts	53,742	53,742	53,742	—	—
Loans, net (1)	42,925,105	41,298,149	—	—	41,298,149
FRB and FHLB stock	184,944	184,944	—	184,944	—
Derivative assets	94,903	94,903	—	94,903	—
Financial liabilities
Non-interest-bearing deposits	$12,507,616	$12,507,616	$—	$12,507,616	$—
Non-time interest-bearing deposits	27,449,088	27,449,088	—	27,449,088	—
Time deposits	10,782,481	10,769,002	—	10,769,002	—
Total deposits (2)	$50,739,185	$50,725,706	$—	$50,725,706	$—
Federal funds purchased and securities sold under repurchase agreements	189,074	189,074	189,074	—	—
Securities sold short	3,496	3,496	3,496	—	—
Long-term debt	1,932,534	1,939,604	—	1,939,604	—
Mutual funds held in rabbi trusts	38,735	38,735	38,735	—	—
Derivative liabilities	259,650	259,650	—	259,650	—

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
Note 6 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange forwards. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. Synovus enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Synovus either pays or receives a fee depending on the participation type. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2023 Form 10-K for additional information regarding accounting policies for derivatives.
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
Synovus recorded no unrealized gains (losses) during the three months ended March 31, 2024 and 2023 related to terminated cash flow hedges. Synovus recognized a pre-tax loss of $5.6 million during the three months ended March 31, 2024 and pre-tax loss of $5.4 million for the three months ended March 31, 2023, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of March 31, 2024, Synovus expects to reclassify into earnings approximately $116 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next 12 months. Included in this amount is approximately $20 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of March 31, 2024, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2028.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2024 and December 31, 2023, Synovus had recorded the right to reclaim cash collateral of $46.9 million and $69.7 million, respectively. As of both March 31, 2024 and December 31, 2023, Synovus had recorded the obligation to return cash collateral of $5.7 million.
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

	March 31, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4,600,000	$—	$4,337	$5,600,000	$—	$7,527
Total cash flow hedges		$—	$4,337		$—	$7,527

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,728,580	$—	$7,593	$2,563,504	$—	$12,891
Total fair value hedges		$—	$7,593		$—	$12,891
Total derivatives designated as hedging instruments		$—	$11,930		$—	$20,418

Derivatives not designated as hedging instruments:
Interest rate contracts	$12,377,962	$102,302	$274,055	$11,888,152	$94,208	$238,134
Mortgage derivatives - interest rate lock commitments	60,402	1,095	—	40,642	695	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	82,519	—	105	60,906	—	567
Risk participation agreements	781,904	—	4	732,682	—	3
Foreign exchange contracts	64,043	192	—	41,603	—	528
Visa derivative	—	—	439	—	—	589
Total derivatives not designated as hedging instruments		$103,589	$274,603		$94,903	$239,821

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$691,715	$332,666	$29,595

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(39,823)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(39,823)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(6,238)	$(3,724)
Recognized on derivatives	—	(2,067)	(1,918)
Recognized on hedged items	—	2,067	1,918
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,238)	$(3,724)

	Three Months Ended March 31, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$629,557	$173,935	$42,529

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(39,892)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(39,892)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(3,371)	$(2,721)
Recognized on derivatives	—	(12,057)	(3,952)
Recognized on hedged items	—	12,057	3,952
Pre-tax income (loss) recognized on fair value hedges	$—	$(3,371)	$(2,721)

(1)     See Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for gain (loss) recognized on cash flow hedging relationships in AOCI.
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	March 31, 2024			December 31, 2023
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,975,613)	$17,583	$866	$(2,013,504)	$(8,711)	$1,267
Long-term debt	(749,119)	15,280	9,042	(546,872)	(5,986)	9,638

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2024 and 2023 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(160)	$18
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	400	1,109
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	462	(328)
Risk participation agreements	Capital markets income	(1)	3
Foreign exchange contracts	Capital markets income	720	529
Total derivatives not designated as hedging instruments		$1,421	$1,331

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 7 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2024 and 2023. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2024	2023
Basic Net Income Per Common Share:
Net income available to common shareholders	$114,822	$193,868
Weighted average common shares outstanding	146,430	145,799
Net income per common share, basic	$0.78	$1.33
Diluted Net Income Per Common Share:
Net income available to common shareholders	$114,822	$193,868
Weighted average common shares outstanding	146,430	145,799
Effect of dilutive outstanding equity-based awards	692	928
Weighted average diluted common shares	147,122	146,727
Net income per common share, diluted	$0.78	$1.32

For both the three months ended March 31, 2024 and 2023, there were 21 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
Note 8 - Commitments and Contingencies
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2024 and December 31, 2023, the ACL for unfunded commitments was $53.6 million and $57.2 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	March 31, 2024	December 31, 2023
Letters of credit(1)	$176,324	$200,269
Commitments to fund commercial and industrial loans	9,748,389	10,313,880
Commitments to fund commercial real estate, construction, and land development loans	2,189,478	2,496,656
Commitments under home equity lines of credit	2,128,208	2,135,120
Unused credit card lines	456,177	453,303
Other loan commitments	636,373	654,396
Total letters of credit and unfunded lending commitments	$15,334,949	$16,253,624

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets(2)	$571,976	$573,992
Permanent and short-term construction loans and letter of credit commitments(3)	160,723	205,659
Funded portion of permanent and short-term loans and letters of credit(4)	227,180	211,921

(1)    Represents the contractual amount net of risk participations purchased of approximately $18.4 million and $22.8 million at March 31, 2024 and December 31, 2023, respectively.
(2) Future funding commitment amounts included in carrying amount within other liabilities of $263.1 million and $293.3 million at March 31, 2024 and December 31, 2023, respectively.
(3)    Represents the contractual amount net of risk participations of $7.1 million and $9.7 million at March 31, 2024 and December 31, 2023, respectively.
(4)    Represents the contractual amount net of risk participations of $6.6 million and $4.0 million at March 31, 2024 and December 31, 2023, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2024 and 2023, Synovus and the sponsored entities processed and settled $27.89 billion and $30.12 billion of transactions, respectively.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2024 are adequate.
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
Note 9 - Segment Reporting
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
The Community Banking business segment primarily serves small and medium-sized commercial clients as well as individual private wealth clients using a relationship-based approach. The commercial component of this segment focuses on locally owned and operated businesses. Private wealth services are delivered to the individuals operating the businesses as well as other individuals in the communities in which Community Banking operates. A comprehensive set of banking products are offered to the client set, including a full suite of lending, payments, and depository products as well as financial planning services.
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
The following tables present certain financial information for each reportable business segment for the three months ended March 31, 2024 and 2023. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended March 31, 2024
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$183,666	$99,023	$138,627	$23,220	$(25,690)	$418,846
Non-interest revenue	11,325	16,679	17,947	46,870	26,067	118,888
Non-interest expense	34,729	40,815	52,358	39,948	154,891	322,741
Pre-provision net revenue (PPNR)	$160,262	$74,887	$104,216	$30,142	$(154,514)	$214,993

	Three Months Ended March 31, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$199,100	$111,405	$154,631	$16,547	$(932)	$480,751
Non-interest revenue	15,900	25,540	20,728	53,206	17,752	133,126
Non-interest expense	33,848	33,382	49,267	44,046	161,309	321,852
Pre-provision net revenue (PPNR)	$181,152	$103,563	$126,092	$25,707	$(144,489)	$292,025

	March 31, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,483,782	$7,938,581	$2,781,016	$5,349,128	$1,757,370	$43,309,877
Total deposits	$13,196,663	$10,565,568	$18,921,093	$1,633,914	$6,263,004	$50,580,242
Total full-time equivalent employees	331	563	1,510	573	1,755	4,732

	December 31, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,506,870	$7,966,794	$2,825,411	$5,374,280	$1,731,135	$43,404,490
Total deposits	$13,847,833	$10,198,357	$18,698,298	$1,488,090	$6,506,607	$50,739,185
Total full-time equivalent employees	334	576	1,522	604	1,762	4,798

Note 10 - Subsequent Event
On April 1, 2024, Synovus transferred $3.42 billion of mortgage-backed securities from available for sale to held to maturity, and AOCI included a pre-tax unrealized loss of $708.5 million on the investment securities at the date of the transfer. Transfers of investment securities from AFS to HTM are non-cash transactions and are recorded at fair value. Unrealized losses at the date of transfer of these investment securities continue to be reported in AOCI and are amortized into interest income on a level-yield basis over the remaining life of the investment securities. This amortization will offset the effect on interest income of the amortization of the discount resulting from the transfer recorded at fair value.

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;

(2)	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(3)	an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations and future growth, including that the strength of the current economic environment could be further weakened by prolonged periods of inflation and interest rate fluctuations;

(4)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(5)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(6)	the impacts of recent adverse developments in the banking industry, highlighted by high-profile bank failures, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;

(7)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)	prolonged periods of high inflation and their effects on our business, profitability, and our stock price as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	the impact of recent, proposed, and potential changes in governmental policy, laws, and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including inflationary pressures and potential interest rate fluctuations;

(12)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(13)	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(14)	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(15)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(16)	our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(17)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(18)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(19)	if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)	our ability to identify and address cyber-security risks (including those impacting our vendors and other third parties) such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(21)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(22)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(23)	our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(24)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;

(25)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common or preferred stock, any repurchases of common or preferred stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(26)	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(27)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(28)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(29)	the fluctuation in our stock price and general volatility in the stock market;

(30)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(31)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.
For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in Synovus' 2023 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including private banking, treasury management, wealth management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 246 branches and 357 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2024 compared to the same period in 2023 and financial condition as of March 31, 2024 compared to December 31, 2023. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2023 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023	Change
Net interest income	$418,846	$480,751	(13)%
Provision for (reversal of) credit losses	53,980	32,154	68
Non-interest revenue	118,888	133,126	(11)
Total revenue	537,734	613,877	(12)
Non-interest expense	322,741	321,852	—
Income before income taxes	161,013	259,871	(38)
Net income attributable to Synovus Financial Corp.	124,507	202,159	(38)
Net income available to common shareholders	114,822	193,868	(41)
Net income per common share, basic	0.78	1.33	(41)
Net income per common share, diluted	0.78	1.32	(41)
Net interest margin(1)	3.04	3.43	(39)	bps
Net charge-off ratio(1)	0.41	0.17	24
Return on average assets(1)	0.85	1.36	(51)
Return on average common equity(1)	10.2	19.2	(900)
Efficiency ratio-TE	59.87	52.33	754
(1)    Annualized

	March 31, 2024	December 31, 2023	Sequential Quarter Change		March 31, 2023	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$43,309,877	$43,404,490	$(94,613)		$44,044,939	$(735,062)
Total average loans	43,377,902	43,597,400	(219,498)		43,793,440	(415,538)
Total deposits	50,580,242	50,739,185	(158,943)		49,953,936	626,306
Core deposits (excludes brokered deposits)	44,861,313	44,696,186	165,127		43,705,682	1,155,631
Total average deposits	50,185,777	50,586,540	(400,763)		49,025,871	1,159,906
Non-performing assets ratio	0.86%	0.66%	20	bps	0.41%	45	bps
Non-performing loans ratio	0.81	0.66	15		0.41	40
Past due loans over 90 days (as a % of loans)	0.01	0.01	—		0.01	—
ACL to loans coverage ratio	1.26	1.24	2		1.17	9
CET1 capital ratio	10.38	10.22	16		9.77	61
Tier 1 capital ratio	11.45	11.28	17		10.81	64
Total risk-based capital ratio	13.32	13.07	25		12.72	60
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.39	8.56	(17)		7.71	68

Economic Environment and Recent Events
Many of the key economic drivers of 2023 – inflation, economic uncertainty, geopolitical pressures, and changes in monetary policy, among others – remain relevant in 2024.
Inflation remains a key economic concern, evidenced by the Federal Reserve tightening monetary policy by raising market interest rates by 100 bps in 2023. Future actions by the Federal Reserve are uncertain as FOMC policy rate decisions are highly dependent on the level of inflation and strength of the labor market. The specific timing of interest rate cuts is paramount as higher rates continue to pressure asset valuations and make potential refinancing more problematic.
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
The bank failures in March and May of 2023 and the subsequent response by both the banking industry and the Federal Reserve served to mitigate the risks of such failures becoming more systemic. However, the residual impacts on the banking industry and the broader economic environment remain and have generally presented a more challenging outlook for the banking industry and for Synovus. These bank failures resulted in FDIC special assessment expenses, increased regulatory scrutiny, expectations for future regulatory changes, and continued pressure on deposits and liquidity.
Despite the headwinds discussed above, we believe our presence in strong Southeastern U.S. growth markets positions Synovus to execute on our 2024 updated fundamental guidance outlined below by making prudent decisions around business mix, balance sheet optimization, and operating expenses, all of which will support enhanced financial performance and a return to growth as we proceed through 2024.
Executive Summary
Net income available to common shareholders for the first quarter of 2024 was $114.8 million, or $0.78 per diluted common share, compared to $193.9 million, or $1.32 per diluted common share, for the first quarter of 2023.
The year-over-year change was primarily impacted by lower net interest income from continued increases in funding costs and negative deposit remixing, in addition to lower non-interest revenue as the prior year was favorably impacted by a $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment. Provision for credit losses was also higher compared to the same period in 2023, driven by increased net charge-offs and downward risk migration, partially offset by improved economic forecasts.
Net interest income for the three months ended March 31, 2024 was $418.8 million, down $61.9 million, or 13%, compared to the same period in 2023. Net interest margin for the first quarter of 2024 was down 39 bps over the comparable three-month period in 2023 to 3.04% as the benefits of our asset sensitive balance sheet were offset by continued increases in funding costs and negative deposit remixing. Net interest margin was down 7 bps on a linked quarter basis, as the asset side of our balance sheet continued to benefit from higher rates, but the impact from higher deposit pricing combined with negative deposit remixing resulted in margin compression.
Non-interest revenue for the first quarter of 2024 was $118.9 million, down $14.2 million, or 11%, compared to the same period in 2023, as the prior year was favorably impacted by a $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment.
Non-interest expense for the first quarter of 2024 was $322.7 million, up $889 thousand compared to the same period in 2023, and included a $12.8 million additional accrual for the FDIC special assessment and continued technology investments. The comparable period in 2023 was negatively impacted by a $16.8 million loss associated with $424.1 million of third-party consumer loans moved to held for sale.
At March 31, 2024, loans, net of deferred fees and costs, of $43.31 billion, decreased $94.6 million, from December 31, 2023. Growth in C&I loans was in key strategic business lines, even as we continue to focus on strategically reducing non-relationship loans. CRE loans declined largely due to increased transactions from client property sales and refinancings. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio.
Credit metrics continue to migrate from historically low levels with NPAs and NPLs at 86 bps and 81 bps, respectively, and total past due loans at 13 bps as a percentage of total loans at March 31, 2024. Net charge-offs for the first quarter of 2024 were $44.4 million, or 41 bps annualized, and were impacted by one large C&I loan relationship that accounted for $18.0 million of net charge-offs. The ACL at March 31, 2024 totaled $546.2 million, an increase of $9.6 million from December 31, 2023, and the ACL to loans coverage ratio at March 31, 2024 of 1.26% increased 2 bps compared to December 31, 2023.
Total period-end deposits at March 31, 2024 decreased $158.9 million compared to December 31, 2023, as a $324.1 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $165.1 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits and seasonality. Average deposit costs of 2.67%, which equate to a cycle-to-date total deposit beta of 49% through the first quarter of 2024, increased 17 bps and 123 bps, from the prior quarter and prior year comparable period, respectively, primarily due to the aforementioned continued client demand for time deposits along with remixing of non-interest-bearing demand deposits.

At March 31, 2024, Synovus' CET1 ratio of 10.38% improved 16 bps and 61 bps compared to December 31, 2023 and March 31, 2023, respectively, as our organic earnings continue to support capital accretion.
More detail on Synovus' financial results for the three months ended March 31, 2024 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2023 Form 10-K.
2024 Updated Fundamental Guidance
Updated fundamental guidance for 2024, compared to 2023, is based on our current forecast, which incorporates our strategic objectives and assumes stable economic conditions:
•end of period loan growth of 0% to 3%
•end of period core deposit(1) growth of 2% to 6%
•adjusted revenue (decline) growth(2)(3) of (3)% to 1% (low-end)
•adjusted non-interest expense(2)(3)(4) (decline) growth (relatively flat excluding FDIC special assessment)
•CET1 ratio of 10.0% to 10.5% (high-end)
•effective income tax rate of 21% to 22% (high-end)

(1) Excludes brokered deposits.
(2) See "Table 13 - Reconciliation of Non-GAAP Financial Measures” of this Report for applicable reconciliation to the most comparable GAAP measure.
(3) Guidance based on 2023 baseline: adjusted revenue baseline of $2.28 billion and adjusted non-interest expense of $1.26 billion. Excluding the FDIC special assessment, the amount is $1.21 billion.
(4) Recorded accruals for $12.8 million and $51.0 million during the first quarter of 2024 and the fourth quarter of 2023, respectively, related to the FDIC special assessment.

Changes in Financial Condition
During the three months ended March 31, 2024, total assets increased $25.6 million compared to December 31, 2023 to $59.84 billion. Total loans decreased $94.6 million compared to December 31, 2023, as declines in CRE and consumer loans were partially offset by growth in C&I loans. Deposits decreased $158.9 million compared to December 31, 2023, as a $324.1 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $165.1 million increase in core deposits. The loan to deposit ratio was 85.6% at March 31, 2024 as compared to 85.5% at December 31, 2023. Long-term debt has increased $99.2 million from December 31, 2023, driven by $100.0 million higher long-term FHLB advances while other short-term borrowings also increased $249.0 million, primarily as a result of $250.0 million of short-term FHLB advances.
Total Synovus Financial Corp. shareholders' equity at March 31, 2024 decreased $102.1 million compared to December 31, 2023, driven by growth in retained earnings, which included net income attributable to Synovus Financial Corp. of $124.5 million mostly offset by common and preferred stock dividends of $55.6 million and $9.7 million, respectively, as well as an increase in after-tax net unrealized losses on investment securities available for sale of $118.1 million and 800 thousand shares of common stock repurchases at an average price of $37.36 per share.
Loans
The following table compares the composition of the loan portfolio at March 31, 2024, December 31, 2023, and March 31, 2023.

Table 2 - Loans by Portfolio Class
					March 31, 2024 vs. December 31, 2023 Change				March 31, 2024 vs. March 31, 2023 Change
(dollars in thousands)	March 31, 2024		December 31, 2023				March 31, 2023
Commercial, financial and agricultural	$14,616,902	33.8%	$14,459,345	33.3%	$157,557	1%	$14,201,398	32.2%	$415,504	3%
Owner-occupied	8,114,394	18.7	8,139,148	18.7	(24,754)	—	8,398,778	19.1	(284,384)	(3)
Total commercial and industrial	22,731,296	52.5	22,598,493	52.0	132,803	1	22,600,176	51.3	131,120	1
Investment properties	11,310,881	26.1	11,363,304	26.2	(52,423)	—	11,976,830	27.2	(665,949)	(6)
1-4 family properties	580,138	1.4	598,502	1.4	(18,364)	(3)	596,650	1.3	(16,512)	(3)
Land and development	303,000	0.7	354,952	0.8	(51,952)	(15)	423,275	1.0	(120,275)	(28)
Total commercial real estate	12,194,019	28.2	12,316,758	28.4	(122,739)	(1)	12,996,755	29.5	(802,736)	(6)
Consumer mortgages	5,384,602	12.4	5,411,723	12.5	(27,121)	(1)	5,246,640	11.9	137,962	3
Home equity	1,804,348	4.2	1,807,399	4.2	(3,051)	—	1,757,250	4.0	47,098	3
Credit cards	180,663	0.4	194,141	0.4	(13,478)	(7)	184,595	0.4	(3,932)	(2)
Other consumer loans	1,014,949	2.3	1,075,976	2.5	(61,027)	(6)	1,259,523	2.9	(244,574)	(19)
Total consumer	8,384,562	19.3	8,489,239	19.6	(104,677)	(1)	8,448,008	19.2	(63,446)	(1)
Loans, net of deferred fees and costs	$43,309,877	100.0%	$43,404,490	100.0%	$(94,613)	—%	$44,044,939	100.0%	$(735,062)	(2)%

At March 31, 2024, loans, net of deferred fees and costs of $43.31 billion, decreased $94.6 million from December 31, 2023. Growth in C&I loans was in key strategic business lines, even as we continue to focus on strategically reducing non-relationship loans. CRE loans declined largely due to increased transactions from client property sales and refinancings. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio.
C&I loans remain the largest component of our loan portfolio, representing 52.5% of total loans, while CRE and consumer loans represent 28.2% and 19.3%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2024 were $34.93 billion, or 80.7% of the total loan portfolio, compared to $34.92 billion, or 80.4%, at December 31, 2023.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus'

lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of both March 31, 2024 and December 31, 2023, 94.8% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at March 31, 2024 grew $132.8 million, or 1%, from December 31, 2023, and resulted primarily from growth in key business lines, led by middle market, CIB, and specialty finance, partially offset by continued strategic decline from credit-only lending relationships.

Table 3 - Commercial and Industrial Loans by Industry
		March 31, 2024		December 31, 2023
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Health care and social assistance	62	$4,659,175	20.5%	$4,742,370	21.0%
Finance and insurance	52	4,505,677	19.8	4,429,716	19.6
Accommodation and food services	72	1,500,104	6.6	1,455,283	6.4
Manufacturing	31-33	1,370,852	6.0	1,369,012	6.1
Lessors of real estate	5311	1,285,469	5.7	1,250,031	5.5
Wholesale trade	42	1,164,505	5.1	1,129,905	5.0
Retail trade	44-45	1,127,254	5.0	1,111,225	4.9
Construction	23	1,037,680	4.6	1,041,783	4.6
Professional, scientific, and technical services	54	918,877	4.0	890,119	3.9
Transportation and warehousing	48-49	913,365	4.0	937,368	4.2
Other services	81	874,357	3.8	876,233	3.9
Other industries	(2)	867,616	3.9	836,338	3.7
Real estate and rental and leasing other	53	783,409	3.4	785,811	3.5
Arts, entertainment, and recreation	71	589,789	2.6	585,097	2.6
Public administration	92	479,928	2.1	487,089	2.2
Educational services	61	422,184	1.9	415,885	1.8
Administration, support, waste management, and remediation	56	231,055	1.0	255,228	1.1
Total commercial and industrial loans		$22,731,296	100.0%	$22,598,493	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans at March 31, 2024.
At March 31, 2024, $14.62 billion of C&I loans, or 33.8% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2024, $8.11 billion of C&I loans, or 18.7% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight relative to the type of property, as well as the size and complexity of the deal. Total CRE loans of $12.19 billion decreased $122.7 million, or 1%, from December 31, 2023, primarily due to elevated levels of transaction activity from client property sales and refinancings.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2024 were $11.31 billion, or 92.8% of the CRE loan portfolio, and decreased $52.4 million from December 31, 2023.

The following table shows the principal categories of the investment properties loan portfolio at March 31, 2024 and December 31, 2023.

Table 4 - Investment Properties Loan Portfolio
	March 31, 2024			December 31, 2023
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-Family	$4,199,435	37.1%	53.0%	$4,098,188	36.1%	53.6%
Hotels	1,790,505	15.8	57.5	1,803,102	15.9	58.0
Office Buildings	1,852,208	16.4	57.0	1,891,587	16.6	58.1
Shopping Centers	1,302,754	11.5	56.2	1,319,049	11.6	55.0
Warehouses	871,662	7.7	53.6	854,475	7.5	54.3
Other investment property	1,294,317	11.5	55.1	1,396,903	12.3	59.3
Total investment properties loans	$11,310,881	100.0%		$11,363,304	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing most recent appraisal (typically at origination) on non-construction component of portfolio by the respective March 31, 2024 and December 31, 2023 commitment amount and senior lien.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2024, 1-4 family properties loans totaled $580.1 million, or 4.8% of the CRE loan portfolio, and decreased slightly from December 31, 2023.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $303.0 million at March 31, 2024 decreased $52.0 million from December 31, 2023.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of March 31, 2024, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 782 for consumer mortgages and 795 for home equity, consistent with year-end 2023 scores.
Consumer loans at March 31, 2024 of $8.38 billion decreased $104.7 million, or 1%, compared to December 31, 2023. Mortgage loans decreased $27.1 million from December 31, 2023 largely due to lower production as a result of continued elevated mortgage interest rates along with seasonality. Other consumer loans decreased $61.0 million from December 31, 2023, primarily due to continued strategic runoff of the third-party lending portfolio.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2024	%(1)	December 31, 2023	%(1)	March 31, 2023	%(1)
Non-interest-bearing demand deposits(2)	$11,515,372	22.8%	$11,801,194	23.3%	$13,827,552	27.7%
Interest-bearing demand deposits(2)	6,478,834	12.8	6,540,977	12.9	5,837,023	11.7
Money market accounts(2)	10,712,716	21.2	10,819,709	21.3	11,779,951	23.6
Savings deposits(2)	1,045,084	2.0	1,062,619	2.1	1,312,671	2.6
Public funds	7,270,407	14.4	7,349,505	14.5	6,888,182	13.8
Time deposits(2)	7,838,900	15.5	7,122,182	14.0	4,060,303	8.1
Brokered deposits	5,718,929	11.3	6,042,999	11.9	6,248,254	12.5
Total deposits	$50,580,242	100.0%	$50,739,185	100.0%	$49,953,936	100.0%
Core deposits(3)	$44,861,313	88.7%	$44,696,186	88.1%	$43,705,682	87.5%

Brokered time deposits	$2,994,602	5.9%	$3,248,088	6.4%	$3,807,038	7.6%
Public funds time deposits	$355,614	0.7%	$412,211	0.8%	$270,786	0.5%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.

Total period-end deposits at March 31, 2024 decreased $158.9 million compared to December 31, 2023 as a $324.1 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $165.1 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits and seasonality.
Average deposit costs of 2.67%, which equate to a cycle-to-date total deposit beta of 49% through the first quarter of 2024, increased 17 bps and 123 bps, from the prior quarter and prior year comparable period, respectively, primarily due to the aforementioned continued client demand for time deposits along with remixing of non-interest-bearing demand deposits.
As of March 31, 2024 and December 31, 2023, $23.74 billion and $23.77 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At March 31, 2024, approximately 85% of our deposits are either insured (54%), collateralized (14%), or could be insured by switching to our insured cash sweep program, which has existing capacity (17%).

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Service charges on deposit accounts	$21,813	$22,974	$(1,161)	(5)%
Fiduciary and asset management fees	19,013	19,696	(683)	(3)
Card fees	19,486	15,824	3,662	23
Brokerage revenue	22,707	24,204	(1,497)	(6)
Mortgage banking income	3,418	3,858	(440)	(11)
Capital markets income	6,627	15,127	(8,500)	(56)
Income from bank-owned life insurance	7,347	7,262	85	1
Insurance revenue	218	539	(321)	(60)
Investment securities gains (losses), net	—	1,030	(1,030)	nm
Recovery of NPA	—	13,126	(13,126)	nm
Other non-interest revenue	18,259	9,486	8,773	92
Total non-interest revenue	$118,888	$133,126	$(14,238)	(11)%

Core banking fees (1)	$47,443	$45,102	$2,341	5%
Wealth revenue (2)	$41,938	$44,439	$(2,501)	(6)%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Three Months Ended March 31, 2024 compared to March 31, 2023
Non-interest revenue for the first quarter of 2024 was $118.9 million, down $14.2 million, or 11%, compared to the same period in 2023, as the prior year was favorably impacted by a $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges declined over the prior year comparable period. The largest category of service charges, account analysis fees, were up $927 thousand, or 9%, compared to the first quarter of 2023. NSF/overdraft fees were down $1.9 million, or 28%, primarily due to the impact of NSF/overdraft fee program changes implemented in the third quarter of 2023. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three months ended March 31, 2024 were down $230 thousand, or 4%, compared to the same period in 2023.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were down, primarily driven by a decline in asset management income impacted by the sale of GLOBALT on September 30, 2023.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three months ended March 31, 2024 were up compared to the same period in 2023, primarily due to increased merchant fees largely driven by our Qualpay investment.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three months ended March 31, 2024 decreased 6% over the prior year comparable period, as the prior year largely benefited from client activity, including movement into short-term liquidity products such as repurchase agreements due to the rate environment.
Mortgage banking income, consisting of net gains on loan origination/sales activities, was lower for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to a higher rate environment, reducing refinance and purchase volumes, driving down the pipeline, partially offset by a $603 thousand increase in gains on sale with loans sold of $113.2 million, which were slightly lower than the first quarter of 2023. Secondary market production was $104.9 million for the three months ended March 31, 2024, a decline of $844 thousand compared to the first quarter of 2023.

Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The decline in the first quarter of 2024 compared to higher results in the first quarter of 2023 and primarily resulted in a $4.7 million decrease in fees on client derivative transactions, $3.0 million lower loan syndication arranger fees, and $778 thousand lower fee income from debt capital market transactions.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, commercial sponsorship fees, and other miscellaneous items. The three months ended March 31, 2024 increase compared to the prior year was largely due to $7.3 million higher commercial sponsorship fees, and a $928 thousand increase in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense).
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended March 31,
(dollars in thousands)	2024	2023	$ Change	% Change
Salaries and other personnel expense	$188,521	$188,924	$(403)	—%
Net occupancy, equipment, and software expense	46,808	42,860	3,948	9
Third-party processing and other services	20,258	21,833	(1,575)	(7)
Professional fees	7,631	8,963	(1,332)	(15)
FDIC insurance and other regulatory fees	23,819	10,268	13,551	132
Amortization of intangibles	2,907	1,857	1,050	57
Restructuring charges (reversals)	1,524	(733)	2,257	nm
Loss on other loans held for sale	—	16,750	(16,750)	nm
Other operating expense	31,273	31,130	143	—
Total non-interest expense	$322,741	$321,852	$889	—%

Three Months Ended March 31, 2024 compared to March 31, 2023
Non-interest expense for the first quarter of 2024 was $322.7 million, up $889 thousand compared to the same period in 2023, and included a $12.8 million additional accrual for the FDIC special assessment and continued technology investments while the comparable period in 2023 was negatively impacted by a $16.8 million loss associated with $424.1 million of third-party consumer loans moved to held for sale.
Salaries and other personnel expense decreased slightly for the three months ended March 31, 2024 primarily due to the impact of headcount reductions, partially offset by unfavorable deferred loan origination costs due to lower loan production and a $928 thousand unfavorable change in the fair value of the non-qualified deferred compensation liability (offset in non-interest revenue). Total headcount of 4,812 was down by 349, or 7%, compared to March 31, 2023 primarily as a result of the voluntary early retirement program offered to certain qualified employees in 2023, in addition to strategic reductions in areas primarily impacted by production volume declines.
Net occupancy, equipment, and software expense increased compared to the three months ended March 31, 2023 primarily due to continued investments in technology.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased compared to the same period in 2023 largely due to lower servicing fees associated with decreased third-party consumer loans.
Professional fees were down for the three months ended March 31, 2024 largely due to lower consulting fees primarily related to strategic and infrastructure investments partially offset by increased legal fees from various transaction-related matters.
FDIC insurance and other regulatory fees increased for the three months ended March 31, 2024, largely due to an additional $12.8 million accrual for the FDIC special assessment, which brings the total accrual to $63.8 million. The final FDIC rule imposed a special assessment at an annual rate of approximately 13.4 bps on a bank's uninsured deposits balance, in excess of $5 billion, as of December 31, 2022, payable in eight quarterly installments beginning in the first quarter of 2024, to cover losses incurred by the DIF due to bank failures in March and May of 2023. In February 2024, the FDIC informed banks that the estimated losses attributable to the protection of uninsured depositors at the failed banks had increased from the estimate described in the final rule, and the $12.8 million accrual in the current quarter is management's estimate of Synovus' share of the additional obligation. The FDIC plans to provide an updated estimate of each institution's quarterly and total special assessment expense with the first quarter 2024 special assessment invoices, to be released in June 2024.
Amortization of intangibles increased for the three months ended March 31, 2024 due to Synovus' acquisition of Qualpay in the second quarter of 2023.
During the three months ended March 31, 2024, restructuring charges (reversals) primarily consisted of $1.3 million in asset impairment/lease termination and common area maintenance charges related to corporate offices while the restructuring charges (reversals) for the three months ended March 31, 2023 included $1.4 million in gains on the sale of three branches partially offset by $636 thousand of severance and branch-related asset impairment/lease termination charges.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was up slightly for the three months ended March 31, 2024 largely due to the impact from the reversal of a $2.7 million impairment charge related to Qualpay recorded in the first quarter of 2023 mostly offset by fewer donations due to timing of commitments in addition to decreases that included travel and training expense.
Income Tax Expense
Income tax expense was $36.9 million for the three months ended March 31, 2024, compared to $57.7 million for the three months ended March 31, 2023, representing effective tax rates of 22.9% and 22.2%, respectively.
The effective tax rate was higher for the three months ended March 31, 2024, primarily due to a change in the timing and mix of discrete tax items recognized in the comparable periods. These items include excess tax expense/ benefits from vesting of share-based compensation awards, the accrual and release of valuation allowances and reserves for uncertain tax positions, and accounting for changes in tax laws, all of which can vary significantly and affect comparability from period to period.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. Credit metrics continue to migrate from historically low levels with NPAs and NPLs at 86 bps and 81 bps, respectively, and total past due loans at 13 bps as a percentage of total loans at March 31, 2024. Net charge-offs were $44.4 million, or 41 bps annualized, for the three months ended March 31, 2024 and were impacted by one large C&I loan relationship that accounted for $18.0 million of net charge-offs.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Non-performing loans	$350,450	$288,177	$182,460
ORE and other assets	21,210	—	—
Non-performing assets	$371,660	$288,177	$182,460
Total loans	$43,309,877	$43,404,490	$44,044,939
Non-performing loans as a % of total loans	0.81%	0.66%	0.41%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.86	0.66	0.41
Loans 90 days past due and still accruing	$3,748	$5,053	$3,529
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$54,814	$59,099	$55,053
As a % of total loans	0.13%	0.14%	0.12%
FDMs	$178,714	$249,529	$61,339
Net charge-offs, quarter	44,356	41,574	18,550
Net charge-offs/average loans, quarter (annualized)	0.41%	0.38%	0.17%
Provision for (reversal of) loan losses, quarter	$57,632	$43,427	$32,136
Provision for (reversal of) unfunded commitments, quarter	(3,652)	2,045	18
Provision for (reversal of) credit losses, quarter	$53,980	$45,472	$32,154
Allowance for loan losses	$492,661	$479,385	$457,010
Reserve for unfunded commitments	53,579	57,231	57,473
Allowance for credit losses	$546,240	$536,616	$514,483
ACL to loans coverage ratio	1.26%	1.24%	1.17%
ALL to loans coverage ratio	1.14	1.10	1.04
ACL/NPLs	155.87	186.21	281.97
ALL/NPLs	140.58	166.35	250.47

Non-performing Assets
Total NPAs were $371.7 million at March 31, 2024, an $83.5 million, or 29%, increase from December 31, 2023 primarily due to the designation of a few large commercial relationships as non-performing, which have undergone impairment testing and have been appropriately charged down or reserved.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at March 31, 2024 increased $107.6 million compared to December 31, 2023, primarily due to the downward migration of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	March 31, 2024	December 31, 2023
Special mention	$652,984	$615,748
Substandard	921,422	898,579
Doubtful	57,609	9,714
Loss	2,212	2,539
Criticized and Classified loans	$1,634,227	$1,526,580
As a % of total loans	3.8%	3.5%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $54.0 million for the three months ended March 31, 2024, compared to a provision of $32.2 million for the three months ended March 31, 2023. The increase was driven by increased net charge-offs and downward risk migration, partially offset by improved economic forecasts. Net charge-offs for the three months ended March 31, 2024 were $44.4 million compared to $18.6 million for the three months ended March 31, 2023.
The ALL of $492.7 million and the reserve for unfunded commitments of $53.6 million, which is recorded in other liabilities, comprise the total ACL of $546.2 million at March 31, 2024. The ACL increased $9.6 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of an ALL of $479.4 million and the reserve for unfunded commitments of $57.2 million. The ACL to loans coverage ratio of 1.26% at March 31, 2024 increased 2 bps compared to December 31, 2023. The increase in the ACL from December 31, 2023 resulted primarily from credit performance that included downward migration and a qualitative adjustment that offset improved economic inputs and net charge-offs.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At March 31, 2024, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	March 31, 2024	December 31, 2023
CET1 capital
Synovus Financial Corp.	$5,223,898	$5,206,521
Synovus Bank	5,572,017	5,559,624
Tier 1 risk-based capital
Synovus Financial Corp.	5,761,043	5,743,666
Synovus Bank	5,572,017	5,559,624
Total risk-based capital
Synovus Financial Corp.	6,700,738	6,654,224
Synovus Bank	6,290,658	6,249,947
CET1 capital ratio
Synovus Financial Corp.	10.38%	10.22%
Synovus Bank	11.09	10.93
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.45	11.28
Synovus Bank	11.09	10.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.32	13.07
Synovus Bank	12.52	12.29
Leverage ratio
Synovus Financial Corp.	9.62	9.49
Synovus Bank	9.32	9.21

At March 31, 2024, Synovus' CET1 ratio of 10.38% improved 16 bps compared to December 31, 2023, as our organic earnings continue to support capital accretion. Additionally, efforts to rationalize growth in certain categories resulted in a modest decline in risk-weighted-assets, which further supported the increase in our capital ratios. During April 2024, Synovus commenced risk-weighted asset optimization efforts that include analyzing and documenting eligibility of certain loans for reduced risk weighting. These results are expected to be reflected in the June 30, 2024 regulatory filings. We will continue to target a CET1 ratio within a range of 10.0% to 10.5% and aim to maintain a robust capital position against what remains an uncertain macroeconomic environment. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2023 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.

The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During the three months ended March 31, 2024, Synovus repurchased 800 thousand shares of common stock at an average price of $37.36 per share via open market transactions.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and the March 31, 2024 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At March 31, 2024, $14.6 million, or a cumulative 3 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $55.6 million, or $0.38 per common share, for the three months ended March 31, 2024, compared to $55.5 million, or $0.38 per common share, for the three months ended March 31, 2023. In addition, Synovus declared dividends on its preferred stock of $9.7 million for the three months ended March 31, 2024 compared to $8.3 million for the three months ended March 31, 2023.
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
Total deposits at March 31, 2024 decreased $158.9 million compared to December 31, 2023, as a $324.1 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $165.1 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits and seasonality. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At March 31, 2024, contingent sources of liquidity totaled approximately $26.9 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $7.39 billion, subject to FHLB credit policies.
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

Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as a result of directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Market and Other General Risk - Recent negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system, and Credit and Liquidity Risk - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results," of Synovus' 2023 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem its preferred stock, repurchase shares, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average earning assets decreased $1.44 billion in the first three months of 2024 compared to the same period in 2023. The decrease in average earning assets primarily resulted from an average other loans held for sale decline of $425.2 million, an average total loans, net of unearned income, decrease of $415.5 million, $346.4 million lower average interest-bearing funds held at the Federal Reserve Bank due to an elevated cash position amidst banking industry uncertainty that began near the end of the first quarter of 2023, and a $145.7 million decrease in average investment securities available for sale (amortized cost basis). The decline in average other loans held for sale was primarily attributable to sales of third-party consumer loans while the decrease in average total loans, net of unearned income, was largely due to a decline in third-party consumer loans from continued run-off and a $424.1 million transfer to held for sale near the end of the first quarter of 2023.
Average interest-bearing liabilities increased $1.09 billion, or 3%, for the first three months of 2024 compared to the same period in 2023. The increase in average interest-bearing liabilities largely resulted from increases of $4.30 billion and $1.50 billion in average time deposits and average interest-bearing demand deposits, respectively, partially offset by decreases of $1.61 billion, $1.57 billion, and $1.38 billion in average other short-term borrowings, average money market accounts, and average long-term debt, respectively. The increases in time deposits and interest-bearing demand deposits and decrease in money market accounts were correlated as fluctuations between these categories have been driven by the rate environment. The decreases in other short-term borrowings and long-term debt were largely due to the ongoing management of our liquidity position. Average non-interest-bearing demand deposits decreased $2.94 billion for the first three months of 2024 compared to the same period in 2023 primarily due to the continued pressures from the rate environment and client deployment of excess funds.
Net interest income for the three months ended March 31, 2024 was $418.8 million, down $61.9 million, or 13%, compared to the same period in 2023. Net interest margin was down 39 bps over the comparable period to 3.04% as the benefits of our asset sensitive balance sheet were offset by continued increases in funding costs and negative deposit remixing.
On a sequential quarter basis, net interest income was down $18.4 million, or 4%, impacted largely by continued higher deposit costs partially offset by lower day count and benefits of available for sale investment securities repositioning in the fourth quarter of 2023. Net interest margin for the first quarter of 2024 was down 7 bps compared to the fourth quarter of 2023, as the asset side of our balance sheet continued to benefit from higher rates, but the impact from higher deposit pricing combined with negative deposit remixing resulted in margin compression. We expect net interest margin to be relatively stable in the second quarter of 2024 and higher in the second half of 2024, supported by fixed-rate asset repricing and hedge maturities.

Net Interest Income and Rate/Volume Analysis
    The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2024 and 2023, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2024 Compared to 2023
	2024			2023			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,943,797	$583,459	6.72%	$35,030,809	$526,529	6.10%	$(1,320)	$58,250	$56,930
Consumer loans (2)	8,434,105	109,566	5.21	8,762,631	104,147	4.78	(3,905)	9,324	5,419
Less: Allowance for loan losses	(481,146)	—	—	(445,192)	—	—	—	—	—
Loans, net	42,896,756	693,025	6.49	43,348,248	630,676	5.89	(5,225)	67,574	62,349
Investment securities available for sale	11,148,242	71,906	2.58	11,293,958	61,054	2.16	(782)	11,634	10,852
Trading account assets	11,567	65	2.25	11,338	124	4.39	2	(61)	(59)
Other earning assets(4)	1,218,090	16,173	5.25	1,513,800	17,212	4.55	(3,338)	2,299	(1,039)
FHLB and Federal Reserve Bank stock	187,825	2,273	4.84	306,935	3,355	4.37	(1,294)	212	(1,082)
Mortgage loans held for sale	29,773	495	6.65	36,497	566	6.20	(104)	33	(71)
Other loans held for sale	18,465	83	1.77	443,690	5,011	4.52	(4,779)	(149)	(4,928)
Total interest earning assets	$55,510,718	$784,020	5.68%	$56,954,466	$717,998	5.11%	$(15,520)	$81,542	$66,022
Cash and due from banks	532,624			643,502
Premises and equipment	370,376			370,275
Other real estate	61			—
Cash surrender value of bank-owned life insurance	1,114,703			1,091,080
Other assets(5)	1,493,749			1,074,238
Total assets	$59,022,231			$60,133,561
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,590,340	$65,415	2.48%	$9,088,533	$23,218	1.04%	$3,883	$38,314	$42,197
Money market accounts	12,826,385	103,129	3.23	14,397,683	72,618	2.05	(8,009)	38,520	30,511
Savings deposits	1,057,087	287	0.11	1,370,173	211	0.06	(47)	123	76
Time deposits	7,902,850	86,493	4.40	3,601,288	21,496	2.42	25,882	39,115	64,997
Brokered deposits	5,737,445	77,342	5.42	5,553,970	56,392	4.12	1,879	19,071	20,950
Federal funds purchased and securities sold under repurchase agreements	113,558	648	2.26	133,360	670	2.01	(99)	77	(22)
Other short-term borrowings	71,775	955	5.26	1,677,519	18,994	4.53	(18,086)	47	(18,039)
Long-term debt	1,764,740	29,595	6.69	3,148,062	42,529	5.41	(18,607)	5,673	(12,934)
Total interest-bearing liabilities	40,064,180	$363,864	3.65%	38,970,588	$236,128	2.46%	$(13,204)	$140,940	$127,736
Non-interest-bearing demand deposits	12,071,670			15,014,224
Other liabilities	1,782,659			1,522,827
Total equity	5,103,722			4,625,922
Total liabilities and shareholders' equity	$59,022,231			$60,133,561
Net interest income and net interest margin, taxable equivalent (6)		$420,156	3.04%		$481,870	3.43%	$(2,316)	$(59,398)	$(61,714)
Less: taxable-equivalent adjustment		1,310			1,119
Net interest income		$418,846			$480,751

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2024 - $10.6 million, 2023 - $11.5 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(5)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.36) billion and $(1.52) billion for the three months ended March 31, 2024 and 2023, respectively.
(6)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors for both loans and deposits. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 40%- 45% as of the most recently reported period. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment, with the federal funds rate at the Federal Reserve’s targeted range of 5.25% to 5.50% as of March 31, 2024 and the prime rate of 8.50% as of March 31, 2024. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 3.2% and 1.6% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 1.7% and 3.6% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at March 31, 2024, with comparable information for December 31, 2023.

Table 12 - 12 Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	March 31, 2024	December 31, 2023
+200	3.2%	3.7%
+100	1.6	1.9
-100	(1.7)	(2.0)
-200	(3.6)	(4.1)
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
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during periods of rising interest rates as we have been experiencing through-the-cycle. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.

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
As of March 31, 2024 and December 31, 2023, Synovus had $4.60 billion and $5.60 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of March 31, 2024 and December 31, 2023, Synovus had $2.73 billion and $2.56 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2023 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2023 Form 10-K.
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

Table 13 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(in thousands)	March 31, 2024	March 31, 2023
Adjusted non-interest revenue
Total non-interest revenue	$118,888	$133,126
Investment securities (gains) losses, net	—	(1,030)
Recovery of NPA	—	(13,126)
Fair value adjustment on non-qualified deferred compensation	(2,299)	(1,371)
Adjusted non-interest revenue	$116,589	$117,599

Adjusted non-interest expense
Total non-interest expense	$322,741	$321,852
(Loss) gain on other loans held for sale	—	(16,750)
Restructuring (charges) reversals	(1,524)	733
Fair value adjustment on non-qualified deferred compensation	(2,299)	(1,371)
Adjusted non-interest expense	$318,918	$304,464

Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$318,918	$304,464
Amortization of intangibles	(2,907)	(1,857)
Adjusted tangible non-interest expense	$316,011	$302,607

Net interest income	$418,846	$480,751
Total non-interest revenue	118,888	133,126
Total revenue	$537,734	$613,877
Tax equivalent adjustment	1,310	1,119
Total TE revenue	$539,044	$614,996
Recovery of NPA	—	(13,126)
Investment securities (gains) losses, net	—	(1,030)
Fair value adjustment on non-qualified deferred compensation	(2,299)	(1,371)
Adjusted revenue	$536,745	$599,469
Efficiency ratio-TE	59.87%	52.33%
Adjusted tangible efficiency ratio	58.88	50.48

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$114,822	$193,868
Recovery of NPA	—	(13,126)
Loss (gain) on other loans held for sale	—	16,750
Restructuring charges (reversals)	1,524	(733)
Investment securities (gains) losses, net	—	(1,030)
Tax effect of adjustments (1)	(373)	(453)
Adjusted net income available to common shareholders	$115,973	$195,276
Weighted average common shares outstanding, diluted	147,122	146,727
Net income per common share, diluted	$0.78	$1.32
Adjusted net income per common share, diluted	0.79	1.33
(1) An assumed marginal tax rate of 24.5% for 1Q24, and 24.3% for 1Q23 was applied.

	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Adjusted return on average assets (annualized)
Net income	$124,070	$202,159
Recovery of NPA	—	(13,126)
Loss (gain) on other loans held for sale	—	16,750
Restructuring charges (reversals)	1,524	(733)
Investment securities (gains) losses, net	—	(1,030)
Tax effect of adjustments (1)	(373)	(453)
Adjusted net income	$125,221	$203,567
Net income annualized	$499,007	$819,867
Adjusted net income annualized	$503,636	$825,577
Total average assets	$59,022,231	$60,133,561
Return on average assets (annualized)	0.85%	1.36%
Adjusted return on average assets (annualized)	0.85	1.37
(1) An assumed marginal tax rate of 24.5% for 1Q24, and 24.3% for 1Q23 was applied.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2024	March 31, 2023
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$114,822	$193,868
Recovery of NPA	—	(13,126)
Loss (gain) on other loans held for sale	—	16,750
Restructuring charges (reversals)	1,524	(733)
Investment securities (gains) losses, net	—	(1,030)
Tax effect of adjustments (1)	(373)	(453)
Adjusted net income available to common shareholders	$115,973	$195,276

Adjusted net income available to common shareholders annualized	$466,441	$791,953
Amortization of intangibles, annualized net of tax	8,831	5,699
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$475,272	$797,652

Net income available to common shareholders annualized	$461,812	$786,242
Amortization of intangibles, annualized net of tax	8,831	5,699
Net income available to common shareholders excluding amortization of intangibles	$470,643	$791,941

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,542,616	$4,088,777
Average goodwill	(480,440)	(452,390)
Average other intangible assets, net	(44,497)	(26,245)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$4,017,679	$3,610,142
Return on average common equity (annualized)	10.2%	19.2%
Adjusted return on average common equity (annualized)	10.3	19.4
Return on average tangible common equity (annualized)	11.7	21.9
Adjusted return on average tangible common equity (annualized)	11.8	22.1
(1) An assumed marginal tax rate of 24.5% for 1Q24, and 24.3% for 1Q23 was applied.

(dollars in thousands)	March 31, 2024	December 31, 2023	March 31, 2023
Tangible common equity ratio
Total assets	$59,835,120	$59,809,534	$61,840,025
Goodwill	(480,440)	(480,440)	(452,390)
Other intangible assets, net	(43,021)	(45,928)	(25,267)
Tangible assets	$59,311,659	$59,283,166	$61,362,368

Total Synovus Financial Corp. shareholders' equity	$5,017,918	$5,119,993	$4,770,130
Goodwill	(480,440)	(480,440)	(452,390)
Other intangible assets, net	(43,021)	(45,928)	(25,267)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,957,312	$4,056,480	$3,755,328
Total Synovus Financial Corp. shareholders' equity to total assets ratio	8.39%	8.56%	7.71%
Tangible common equity ratio	6.67	6.84	6.12

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 8 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, in evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in "Part I - Item IA - Risk Factors” of Synovus' 2023 Form 10-K which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2023 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024.

Table 14 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2024	340	$38.70	340	$299,660
February 2024	460	36.37	460	299,200
March 2024	—	—	—	299,200
Total	800	$37.36	800

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions and other transaction expenses.
The foregoing common stock repurchases during the first quarter of 2024 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

SYNOVUS FINANCIAL CORP.

May 2, 2024	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)