Form 10-Q
period 2024-06-30
SYNOVUS FINANCIAL CORP
filed 2024-08-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 30, 2024, 143,972,321 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
Parent Company – Synovus Financial Corp.
PPNR – Pre-provision net revenue
Qualpay – Qualpay, Inc.
Report – This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024
SBA – Small Business Administration
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2024	December 31, 2023
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,263,545	$2,414,103
Federal funds sold and securities purchased under resale agreements	31,063	37,323
Total cash, cash equivalents, and restricted cash	2,294,608	2,451,426
Investment securities held to maturity	2,668,068	—
Investment securities available for sale	7,043,681	9,788,662
Loans held for sale (includes $41,823 and $47,338 measured at fair value, respectively)	139,323	52,768
Loans, net of deferred fees and costs	43,093,397	43,404,490
Allowance for loan losses	(485,101)	(479,385)
Loans, net	42,608,296	42,925,105
Cash surrender value of bank-owned life insurance	1,125,928	1,112,030
Premises, equipment, and software, net	375,455	365,851
Goodwill	480,440	480,440
Other intangible assets, net	40,114	45,928
Other assets	2,830,430	2,587,324
Total assets	$59,606,343	$59,809,534
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$11,655,811	$12,507,616
Interest-bearing deposits	38,539,967	38,231,569
Total deposits	50,195,778	50,739,185
Federal funds purchased and securities sold under repurchase agreements	94,484	189,074
Other short-term borrowings	2,536	3,496
Long-term debt	2,283,767	1,932,534
Other liabilities	1,953,106	1,801,097
Total liabilities	54,529,671	54,665,386
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,142 shares; issued 171,935,817 and 171,360,188, respectively; outstanding 144,149,614 and 146,705,330, respectively	171,936	171,360
Additional paid-in capital	3,965,751	3,955,819
Treasury stock, at cost; 27,786,203 and 24,654,858 shares, respectively	(1,066,239)	(944,484)
Accumulated other comprehensive income (loss), net	(1,050,374)	(1,117,073)
Retained earnings	2,495,387	2,517,226
Total Synovus Financial Corp. shareholders' equity	5,053,606	5,119,993
Noncontrolling interest in subsidiary	23,066	24,155
Total equity	5,076,672	5,144,148
Total liabilities and equity	$59,606,343	$59,809,534

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$701,570	$670,230	$1,393,285	$1,299,787
Investment securities	78,891	60,421	150,797	121,475
Loans held for sale	1,132	5,801	1,710	11,378
Federal Reserve Bank balances	15,630	17,410	30,661	34,228
Other earning assets	4,019	5,281	7,499	9,154
Total interest income	801,242	759,143	1,583,952	1,476,022
Interest expense:
Deposits	335,754	241,780	668,420	415,715
Long-term debt	28,390	55,915	57,985	98,444
Other borrowings	2,100	5,917	3,703	25,580
Total interest expense	366,244	303,612	730,108	539,739
Net interest income	434,998	455,531	853,844	936,283
Provision for (reversal of) credit losses	26,404	38,881	80,384	71,035
Net interest income after provision for (reversal of) credit losses	408,594	416,650	773,460	865,248
Non-interest revenue:
Service charges on deposit accounts	22,907	23,477	44,720	46,451
Fiduciary and asset management fees	19,728	20,027	38,741	39,723
Card fees	19,418	17,059	38,904	32,884
Brokerage revenue	20,457	22,451	43,164	46,655
Mortgage banking income	3,944	4,609	7,362	8,467
Capital markets income	15,077	9,482	21,704	24,609
Income from bank-owned life insurance	8,097	6,878	15,444	14,140
Investment securities gains (losses), net	(256,660)	—	(256,660)	1,030
Recovery of NPA	—	—	—	13,126
Other non-interest revenue	18,181	8,293	36,658	18,317
Total non-interest revenue	(128,851)	112,276	(9,963)	245,402
Non-interest expense:
Salaries and other personnel expense	179,407	183,001	367,928	371,926
Net occupancy, equipment, and software expense	46,415	42,785	93,223	85,645
Third-party processing and other services	21,783	21,659	42,041	43,493
Professional fees	15,655	9,597	23,286	18,560
FDIC insurance and other regulatory fees	6,493	11,162	30,312	21,429
Restructuring charges (reversals)	(658)	(110)	866	(843)
Loss on other loans held for sale	—	2,360	—	19,110
Other operating expense	32,706	36,727	66,886	69,714
Total non-interest expense	301,801	307,181	624,542	629,034
Income (loss) before income taxes	(22,058)	221,745	138,955	481,616
Income tax expense (benefit)	(7,378)	47,801	29,565	105,513
Net income (loss)	(14,680)	173,944	109,390	376,103
Less: Net income (loss) attributable to noncontrolling interest	(652)	(166)	(1,089)	(166)
Net income (loss) attributable to Synovus Financial Corp.	(14,028)	174,110	110,479	376,269
Less: Preferred stock dividends	9,713	8,291	19,398	16,581
Net income (loss) available to common shareholders	$(23,741)	$165,819	$91,081	$359,688
Net income (loss) per common share, basic	$(0.16)	$1.13	$0.62	$2.46
Net income (loss) per common share, diluted	(0.16)	1.13	0.62	2.45
Weighted average common shares outstanding, basic	145,565	146,113	145,998	145,957
Weighted average common shares outstanding, diluted	145,565	146,550	146,568	146,644

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,
	2024			2023
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income (loss)	$(22,058)	$7,378	$(14,680)	$221,745	$(47,801)	$173,944
Unamortized holding (losses) gains on investment securities transferred to held to maturity:
Net unamortized unrealized holding (losses) gains on available for sale investment securities transferred to held to maturity	(708,549)	171,115	(537,434)	—	—	—
Reclassification adjustment for the change in unamortized holding (losses) gains on held to maturity investment securities	20,638	(4,984)	15,654	—	—	—
Net change	(687,911)	166,131	(521,780)	—	—	—
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	673,802	(162,723)	511,079	(109,525)	26,659	(82,866)
Reclassification adjustment for realized (gains) losses included in net income	256,660	(61,983)	194,677	—	—	—
Net change	930,462	(224,706)	705,756	(109,525)	26,659	(82,866)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(18,274)	4,413	(13,861)	(73,123)	17,798	(55,325)
Reclassification adjustment for realized (gains) losses included in net income	36,527	(8,822)	27,705	42,748	(10,405)	32,343
Net change	18,253	(4,409)	13,844	(30,375)	7,393	(22,982)
Total other comprehensive income (loss)	$260,804	$(62,984)	$197,820	$(139,900)	$34,052	$(105,848)
Comprehensive income (loss)			183,140			68,096
Less: comprehensive income (loss) attributable to noncontrolling interest			(652)			(166)
Comprehensive income (loss) attributable to Synovus Financial Corp.			$183,792			$68,262

	Six Months Ended June 30,
	2024			2023
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income (loss)	$138,955	$(29,565)	$109,390	$481,616	$(105,513)	$376,103
Unamortized holding (losses) gains on investment securities transferred to held to maturity:
Net unamortized unrealized holding (losses) gains on available for sale investment securities transferred to held to maturity	(708,549)	171,115	(537,434)	—	—	—
Reclassification adjustment for the change in unamortized holding (losses) gains on held to maturity investment securities	20,638	(4,984)	15,654	—	—	—
Net change	(687,911)	166,131	(521,780)	—	—	—
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	518,166	(125,137)	393,029	43,556	(10,601)	32,955
Reclassification adjustment for realized (gains) losses included in net income	256,660	(61,983)	194,677	(1,030)	251	(779)
Net change	774,826	(187,120)	587,706	42,526	(10,350)	32,176
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(75,330)	18,192	(57,138)	(63,123)	15,364	(47,759)
Reclassification adjustment for realized (gains) losses included in net income	76,350	(18,439)	57,911	82,640	(20,115)	62,525
Net change	1,020	(247)	773	19,517	(4,751)	14,766
Total other comprehensive income (loss)	$87,935	$(21,236)	$66,699	$62,043	$(15,101)	$46,942
Comprehensive income (loss)			176,089			423,045
Less: comprehensive income (loss) attributable to noncontrolling interest			(1,089)			(166)
Comprehensive income (loss) attributable to Synovus Financial Corp.			$177,178			$423,211

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2024	$537,145	$171,873	$3,957,576	$(974,499)	$(1,248,194)	$2,574,017	23,718	$5,041,636
Net income (loss)	—	—	—	—	—	(14,028)	(652)	(14,680)
Other comprehensive income (loss), net of income taxes	—	—	—	—	197,820	—	—	197,820
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(54,781)	—	(54,781)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(9,713)	—	(9,713)
Repurchases of common stock including costs to repurchase	—	—	—	(91,740)	—	—		(91,740)
Restricted share unit vesting and taxes paid related to net share settlement	—	28	(124)	—	—	(108)	—	(204)
Stock options exercised, net	—	35	758	—	—	—	—	793
Share-based compensation expense	—	—	7,541	—	—	—	—	7,541
Balance at June 30, 2024	$537,145	$171,936	$3,965,751	$(1,066,239)	$(1,050,374)	$2,495,387	$23,066	$5,076,672

Balance at March 31, 2023	$537,145	$170,714	$3,925,449	$(944,484)	$(1,289,327)	$2,370,633	$—	$4,770,130
Net income (loss)	—	—	—	—	—	174,110	(166)	173,944
Other comprehensive income (loss), net of income taxes	—	—	—	—	(105,848)	—	—	(105,848)
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,536)	—	(55,536)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(8,291)	—	(8,291)
Restricted share unit vesting and taxes paid related to net share settlement	—	83	48	—	—	(230)	—	(99)
Stock options exercised, net	—	11	216	—	—	—	—	227
Share-based compensation expense	—	—	7,835	—	—	—	—	7,835
Acquisition of noncontrolling interest	—	—	—	—	—	—	25,406	25,406
Balance at June 30, 2023	$537,145	$170,808	$3,933,548	$(944,484)	$(1,395,175)	$2,480,686	$25,240	$4,807,768

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148
Net income (loss)	—	—	—	—	—	110,479	(1,089)	109,390
Other comprehensive income (loss), net of income taxes	—	—	—	—	66,699	—	—	66,699
Cash dividends declared on common stock - $0.76 per share	—	—	—	—	—	(110,420)	—	(110,420)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(19,398)	—	(19,398)
Repurchases of common stock including costs to repurchase	—	—	—	(121,755)	—	—	—	(121,755)
Restricted share unit vesting and taxes paid related to net share settlement	—	488	(8,617)	—	—	(2,500)	—	(10,629)
Stock options exercised, net	—	88	2,039	—	—	—	—	2,127
Share-based compensation expense	—	—	16,510	—	—	—	—	16,510
Balance at June 30, 2024	$537,145	$171,936	$3,965,751	$(1,066,239)	$(1,050,374)	$2,495,387	$23,066	$5,076,672

Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	376,269	(166)	376,103
Other comprehensive income (loss), net of income taxes	—	—	—	—	46,942	—	—	46,942
Cash dividends declared on common stock - $0.76 per share	—	—	—	—	—	(111,038)	—	(111,038)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(16,581)	—	(16,581)
Restricted share unit vesting and taxes paid related to net share settlement	—	466	(8,231)	—	—	(2,437)	—	(10,202)
Stock options exercised, net	—	201	3,523	—	—	—	—	3,724
Share-based compensation expense	—	—	17,910	—	—	—	—	17,910
Acquisition of non-controlling interest	—	—	—	—	—	—	25,406	25,406
Balance at June 30, 2023	$537,145	$170,808	$3,933,548	$(944,484)	$(1,395,175)	$2,480,686	$25,240	$4,807,768

(1)    For the three months ended June 30, 2024, dividends per share were $0.57 for Series D and $0.37 for Series E Preferred Stock. For the three months ended June 30, 2023, dividends per share were $0.39 for Series D and $0.37 for Series E Preferred Stock.
(2)    For the six months ended June 30, 2024, dividends per share were $1.14 for Series D and $0.73 for Series E Preferred Stock. For the six months ended June 30, 2023, dividends per share were $0.79 for Series D and $0.73 for Series E Preferred Stock.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2024	2023
Operating Activities
Net income	$109,390	$376,103
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	80,384	71,035
Depreciation, amortization, and accretion, net	34,210	41,854
Deferred income tax expense (benefit)	8,958	19,194
Originations of loans held for sale	(2,628,732)	(311,902)
Proceeds from sales and payments on loans held for sale	2,547,048	603,486
Gain on sales of loans held for sale, net	(5,132)	(5,739)
(Increase) decrease in other assets	(234,360)	(151,774)
Increase (decrease) in other liabilities	120,137	59,529
Investment securities (gains) losses, net	256,660	(1,030)
Share-based compensation expense	15,621	16,951
Net gain on sales of other real estate and other assets held for sale	(899)	(3,231)
Other	—	(377)
Net cash provided by (used in) operating activities	303,285	714,099
Investing Activities
Net cash received (paid) for business combination and divestiture	—	8,009
Proceeds from maturities and principal collections of investment securities held to maturity	66,100	—
Proceeds from maturities and principal collections of investment securities available for sale	350,809	449,581
Proceeds from sales of investment securities available for sale	1,365,923	82,595
Purchases of investment securities available for sale	(1,876,434)	(440,014)
Net proceeds from sales of loans	8,853	84,132
Purchases of loans	—	(10,623)
Net (increase) decrease in loans	206,787	(1,183,701)
Net (purchases) redemptions of Federal Home Loan Bank stock	(16,650)	49,935
Net (purchases) redemptions of Federal Reserve Bank stock	(12,117)	(15,564)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	1,564	3,360
Net increase in premises, equipment and software	(28,536)	(12,703)
Proceeds from sales of other real estate and other assets held for sale	24,787	6,976
Net cash provided by (used in) investing activities	91,086	(978,017)
Financing Activities
Net increase (decrease) in deposits	(544,612)	1,217,129
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(94,590)	(63,204)
Net increase (decrease) in other short-term borrowings	(960)	(601,923)
Repayments and redemption of long-term debt	(800,000)	(3,304,600)
Proceeds from long-term debt, net	1,150,000	3,220,912
Dividends paid to common shareholders	(111,372)	(104,967)
Dividends paid to preferred shareholders	(19,398)	(16,581)
Repurchases of common stock	(121,755)	—
Issuances, net of taxes paid, under equity compensation plans	(8,502)	(6,477)
Net cash provided by (used in) financing activities	(551,189)	340,289
Increase (decrease) in cash and cash equivalents including restricted cash	(156,818)	76,371
Cash, cash equivalents, and restricted cash, at beginning of period	2,451,426	1,977,780
Cash, cash equivalents, and restricted cash at end of period	$2,294,608	$2,054,151

Supplemental Disclosures:
Income taxes paid	$28,961	$57,988
Interest paid	730,439	478,101
Non-cash Activities
Loans foreclosed and transferred to other real estate	21,992	—
Investment securities transferred from available for sale to held to maturity	2,715,635	—
Settlement of acquired debt	—	31,109
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
Significant Accounting Policies Update
On April 1, 2024, Synovus transferred $2.72 billion in fair value of mortgage-backed securities from available for sale to held to maturity. At the time of transfer, $537.4 million of unrealized losses, net of tax, were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities.
Transfer between Investment Securities Categories – When an investment security is transferred from the AFS to HTM category, the security's fair value becomes its new amortized cost, net of any allowance for credit losses and is a non-cash transaction. Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income on a level-yield basis over the remaining life of the security, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.
Investment Securities Held to Maturity – Securities that Synovus has the full intent and ability to hold until maturity are classified as HTM and are carried at amortized cost, net of any allowance for credit losses. Accrued interest is excluded from the amortized cost of HTM securities and is included within other assets on the consolidated balance sheets. HTM securities are generally placed on non-accrual status using factors similar to those described for loans as referenced in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2023 Form 10-K.
Allowance for Credit Losses on Held to Maturity Investment Securities – The Company assesses expected credit losses on HTM securities on a collective basis by major security type. All of the Company's HTM securities are either guaranteed or issued by U.S. government sponsored enterprises, are highly rated by major credit rating agencies and have a long history of no credit losses, and therefore, the zero-credit loss assumption has been applied. Any expected credit loss is provided through an allowance for credit losses on HTM securities and deducted from the amortized cost basis of the security. Synovus has elected to not measure an allowance on its accrued interest receivable as a result of the timely reversal of interest receivable deemed uncollectible. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Cash collected on non-accrual HTM securities is generally applied to reduce the securities amortized cost basis and not as interest income.

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
		Annual periods beginning on January 1, 2024	The Company will present the new disclosure requirements for the annual period beginning on January 1, 2024, and interim periods starting on January 1, 2025. The Company is currently evaluating the impact of the incremental segment information that will be required to be disclosed as well as the impact to the Segment Reporting footnote disclosed in the Form 10-K.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	January 1, 2025	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote in the Form 10-K.

Note 2 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at June 30, 2024 and December 31, 2023 are summarized below.

	June 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,668,068	$—	$(29,997)	$2,638,071
Total investment securities held to maturity(1)	$2,668,068	$—	$(29,997)	$2,638,071

Investment securities available for sale:
U.S. Treasury securities	$1,177,006	$1,456	$(4,167)	$1,174,295
U.S. Government agency securities	29,993	—	(1,150)	28,843
Mortgage-backed securities issued by U.S. Government agencies	1,518,224	1,311	(119,043)	1,400,492
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,272,694	287	(256,936)	2,016,045
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	659,706	—	(111,709)	547,997
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,904,765	4,118	(41,757)	1,867,126
Corporate debt securities and other debt securities	9,059	—	(176)	8,883
Total investment securities available for sale(2)	$7,571,447	$7,172	$(534,938)	$7,043,681

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$588,082	$9,547	$—	$597,629
U.S. Government agency securities	29,993	—	(1,053)	28,940
Mortgage-backed securities issued by U.S. Government agencies	1,021,612	2,037	(97,985)	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,523,399	1,192	(1,094,212)	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	692,487	—	(104,892)	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,226,672	18,764	(35,653)	1,209,783
Corporate debt securities and other debt securities	9,009	—	(337)	8,672
Total investment securities available for sale(2)	$11,091,254	$31,540	$(1,334,132)	$9,788,662

(1) The amounts reported exclude accrued interest receivable on investment securities HTM of $5.9 million at June 30, 2024, which is presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of investment securities HTM includes a discount of $(687.9) million at June 30, 2024 related to the unamortized portion of unrealized losses on investment securities HTM.
(2) The amounts reported exclude accrued interest receivable on investment securities AFS of $27.7 million and $26.6 million at June 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets.
At June 30, 2024, investment securities AFS and investment securities HTM with carrying values of $2.54 billion and $2.37 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
At December 31, 2023, investment securities AFS with a carrying value of $5.19 billion were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
On April 1, 2024, Synovus transferred $2.72 billion in fair value of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS to HTM. At the time of transfer, $537.4 million of unrealized losses, net of tax, were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. The transfer of these securities from AFS to HTM reduces our exposure to potential capital volatility associated with investment security market price fluctuations.
Additionally, during the second quarter of 2024, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.62 billion of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS, which resulted in realized net losses of $256.7 million. Synovus also purchased $1.48 billion in total principal of AFS securities including U.S. Treasury securities, mortgage-backed securities issued by U.S. Government agencies, and commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises.

Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023 are presented below.

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$675,205	$(4,167)	$—	$—	$675,205	$(4,167)
U.S. Government agency securities	—	—	28,844	(1,150)	28,844	(1,150)
Mortgage-backed securities issued by U.S. Government agencies	441,549	(2,310)	673,891	(116,733)	1,115,440	(119,043)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	127,603	(3,143)	1,837,414	(253,793)	1,965,017	(256,936)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	547,997	(111,709)	547,997	(111,709)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	703,158	(4,621)	308,126	(37,136)	1,011,284	(41,757)
Corporate debt securities and other debt securities	—	—	8,883	(176)	8,883	(176)
Total	$1,947,515	$(14,241)	$3,405,155	$(520,697)	$5,352,670	$(534,938)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$28,940	$(1,053)	$28,940	$(1,053)
Mortgage-backed securities issued by U.S. Government agencies	159,402	(1,268)	565,358	(96,717)	724,760	(97,985)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	215,917	(1,193)	6,045,914	(1,093,019)	6,261,831	(1,094,212)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	587,595	(104,892)	587,595	(104,892)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	34,406	(205)	276,675	(35,448)	311,081	(35,653)
Corporate debt securities and other debt securities	—	—	8,672	(337)	8,672	(337)
Total	$409,725	$(2,666)	$7,513,154	$(1,331,466)	$7,922,879	$(1,334,132)

As of June 30, 2024, Synovus had 47 investment securities AFS in a loss position for less than 12 months and 221 investment securities AFS in a loss position for 12 months or longer. As of June 30, 2024, Synovus does not intend to sell investment securities AFS in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the AFS securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at June 30, 2024.

At June 30, 2024, no ACL was established for investment securities AFS. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
As of June 30, 2024, all investment securities HTM were rated investment grade, supported by U.S. government agencies and have no history of credit losses supporting the application of a zero-credit loss assumption and no allowance for credit losses.
The amortized cost and fair value by contractual maturity of investment securities HTM and investment securities AFS at June 30, 2024 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Investment securities HTM
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	$—	$—	$—	$2,668,068	$2,668,068
Fair value	—	—	—	2,638,071	2,638,071

Investment securities AFS
U.S. Treasury securities
Amortized cost	$20,101	$725,093	$431,812	$—	$1,177,006
Fair value	20,101	723,824	430,370	—	1,174,295
U.S. Government agency securities
Amortized cost	—	29,993	—	—	29,993
Fair value	—	28,843	—	—	28,843
Mortgage-backed securities issued by U.S. Government agencies
Amortized cost	—	55	3	1,518,166	1,518,224
Fair value	—	53	3	1,400,436	1,400,492
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	—	—	—	2,272,694	2,272,694
Fair value	—	—	—	2,016,045	2,016,045
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	34	9,314	650,358	659,706
Fair value	—	33	8,951	539,013	547,997
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	906,290	981,249	17,226	1,904,765
Fair value	—	891,131	961,318	14,677	1,867,126
Corporate debt securities and other debt securities
Amortized cost	—	9,059	—	—	9,059
Fair value	—	8,883	—	—	8,883

Gross gains and gross losses on sales of investment securities AFS for the three and six months ended June 30, 2024 and 2023 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Gross realized gains on sales	$—	$—	$—	$1,030
Gross realized losses on sales	(256,660)	—	(256,660)	—
Investment securities gains (losses), net	$(256,660)	$—	$(256,660)	$1,030

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2024 and December 31, 2023.

	June 30, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,386,965	$10,292	$2,244	$12,536	$82,602	$37,505	$14,519,608
Owner-occupied	7,961,449	4,578	—	4,578	30,004	20,973	8,017,004
Total commercial and industrial(1)	22,348,414	14,870	2,244	17,114	112,606	58,478	22,536,612
Investment properties	11,238,010	78,115	356	78,471	10,004	1,564	11,328,049
1-4 family properties	548,220	1,267	—	1,267	2,878	182	552,547
Land and development	332,087	1,895	—	1,895	909	—	334,891
Total commercial real estate	12,118,317	81,277	356	81,633	13,791	1,746	12,215,487
Consumer mortgages	5,316,899	5,913	—	5,913	48,352	—	5,371,164
Home equity	1,787,853	10,107	33	10,140	14,947	—	1,812,940
Credit cards	175,418	1,665	1,806	3,471	—	—	178,889
Other consumer loans	960,631	11,467	21	11,488	6,186	—	978,305
Total consumer	8,240,801	29,152	1,860	31,012	69,485	—	8,341,298
Loans, net of deferred fees and costs(2)	$42,707,532	$125,299	$4,460	$129,759	$195,882	$60,224	$43,093,397

	December 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,355,414	$12,264	$1,797	$14,061	$66,400	$23,470	$14,459,345
Owner-occupied	8,041,573	6,056	149	6,205	70,784	20,586	8,139,148
Total commercial and industrial(1)	22,396,987	18,320	1,946	20,266	137,184	44,056	22,598,493
Investment properties	11,322,516	740	278	1,018	12,796	26,974	11,363,304
1-4 family properties	595,359	87	—	87	2,605	451	598,502
Land and development	353,477	671	—	671	804	—	354,952
Total commercial real estate	12,271,352	1,498	278	1,776	16,205	27,425	12,316,758
Consumer mortgages	5,359,153	6,462	—	6,462	46,108	—	5,411,723
Home equity	1,785,836	10,374	716	11,090	10,473	—	1,807,399
Credit cards	190,299	1,818	2,024	3,842	—	—	194,141
Other consumer loans	1,053,587	15,574	89	15,663	6,697	29	1,075,976
Total consumer	8,388,875	34,228	2,829	37,057	63,278	29	8,489,239
Loans, net of deferred fees and costs(2)	$43,057,214	$54,046	$5,053	$59,099	$216,667	$71,510	$43,404,490

(1) Includes senior housing loans of $3.02 billion and $3.28 billion at June 30, 2024 and December 31, 2023, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
(2) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $249.9 million and $256.3 million at June 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets.

Pledged Loans
Loans with carrying values of $25.09 billion and $24.31 billion, respectively, were pledged as collateral for borrowings and capacity at June 30, 2024 and December 31, 2023, respectively, to the FHLB and Federal Reserve Bank.
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

The following table summarizes each loan portfolio class by risk grade and origination year as of June 30, 2024 and December 31, 2023 as required under CECL.

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$626,567	$1,098,785	$911,677	$1,320,817	$730,590	$1,728,030	$7,468,133	$62,057	$13,946,656
Special Mention	333	8,268	5,942	17,953	858	10,710	143,327	1,807	189,198
Substandard	22,334	20,633	44,640	18,700	37,393	23,669	191,115	3,737	362,221
Doubtful	—	—	—	9,911	390	—	10,684	—	20,985
Loss	—	—	—	—	—	—	548	—	548
Total commercial, financial and agricultural	649,234	1,127,686	962,259	1,367,381	769,231	1,762,409	7,813,807	67,601	14,519,608
Current YTD Period:
Gross charge-offs	1,479	16,013	2,861	8,447	715	2,597	32,293	—	64,405
Owner-occupied
Pass	314,814	947,696	1,545,933	1,369,707	906,405	1,909,641	653,228	—	7,647,424
Special Mention	1,110	1,839	5,249	21,824	34,531	58,147	—	—	122,700
Substandard	193	4,939	39,397	29,460	48,691	71,850	35,944	—	230,474
Doubtful	—	—	—	—	—	—	16,406	—	16,406
Total owner-occupied	316,117	954,474	1,590,579	1,420,991	989,627	2,039,638	705,578	—	8,017,004
Current YTD Period:
Gross charge-offs	—	76	—	—	1,538	6,303	—	—	7,917
Total commercial and industrial	965,351	2,082,160	2,552,838	2,788,372	1,758,858	3,802,047	8,519,385	67,601	22,536,612
Current YTD Period:
Gross charge-offs	$1,479	$16,089	$2,861	$8,447	$2,253	$8,900	$32,293	$—	$72,322
Investment properties
Pass	233,067	697,423	3,391,129	2,691,967	933,578	2,628,003	206,596	—	10,781,763
Special Mention	4	285	71,813	137,073	44,224	70,128	—	—	323,527
Substandard	—	2,975	16,159	135,707	2,054	65,859	—	—	222,754
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	233,071	700,683	3,479,101	2,964,747	979,856	2,763,995	206,596	—	11,328,049
Current YTD Period:
Gross charge-offs	—	—	—	—	—	3,738	—	—	3,738
1-4 family properties
Pass	67,911	115,810	109,798	109,112	30,592	66,683	46,728	—	546,634
Special Mention	—	—	711	491	179	92	—	—	1,473
Substandard	—	749	51	944	285	2,366	45	—	4,440
Total 1-4 family properties	67,911	116,559	110,560	110,547	31,056	69,141	46,773	—	552,547
Current YTD Period:
Gross charge-offs	—	103	—	—	—	133	—	—	236

	June 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	52,343	95,588	66,267	28,699	8,969	66,360	12,802	—	331,028
Special Mention	—	—	483	29	—	1,165	—	—	1,677
Substandard	—	561	—	—	195	1,430	—	—	2,186
Total land and development	52,343	96,149	66,750	28,728	9,164	68,955	12,802	—	334,891
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	353,325	913,391	3,656,411	3,104,022	1,020,076	2,902,091	266,171	—	12,215,487
Current YTD Period:
Gross charge-offs	$—	$103	$—	$—	$—	$3,871	$—	$—	$3,974
Consumer mortgages
Pass	246,139	739,069	725,131	993,128	1,164,849	1,438,748	592	—	5,307,656
Substandard	287	1,880	3,521	6,332	17,396	34,060	—	—	63,476
Loss	—	—	—	—	—	32	—	—	32
Total consumer mortgages	246,426	740,949	728,652	999,460	1,182,245	1,472,840	592	—	5,371,164
Current YTD Period:
Gross charge-offs	—	—	—	—	25	109	—	—	134
Home equity
Pass	—	—	—	—	—	—	1,338,972	455,684	1,794,656
Substandard	—	—	—	—	—	—	11,874	6,161	18,035
Loss	—	—	—	—	—	—	165	84	249
Total home equity	—	—	—	—	—	—	1,351,011	461,929	1,812,940
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	32	32
Credit cards
Pass	—	—	—	—	—	—	177,086	—	177,086
Substandard	—	—	—	—	—	—	524	—	524
Loss	—	—	—	—	—	—	1,279	—	1,279
Total credit cards	—	—	—	—	—	—	178,889	—	178,889
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	3,892	—	3,892
Other consumer loans
Pass	75,143	98,329	146,434	176,291	94,170	111,612	268,946	—	970,925
Substandard	—	680	1,301	3,382	1,274	636	68	—	7,341
Loss	—	—	12	—	—	—	27	—	39
Total other consumer loans	75,143	99,009	147,747	179,673	95,444	112,248	269,041	—	978,305
Current YTD Period:
Gross charge-offs	19	1,464	2,675	4,267	1,277	1,501	1,302	—	12,505
Total consumer	321,569	839,958	876,399	1,179,133	1,277,689	1,585,088	1,799,533	461,929	8,341,298
Current YTD Period:
Gross charge-offs	$19	$1,464	$2,675	$4,267	$1,302	$1,610	$5,194	$32	$16,563
Loans, net of deferred fees and costs	$1,640,245	$3,835,509	$7,085,648	$7,071,527	$4,056,623	$8,289,226	$10,585,089	$529,530	$43,093,397
Current YTD Period:
Gross charge-offs	$1,498	$17,656	$5,536	$12,714	$3,555	$14,381	$37,487	$32	$92,859

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,078,790	$1,040,742	$1,408,178	$782,069	$636,341	$1,236,433	$7,623,255	$46,908	$13,852,716
Special Mention	5,298	8,276	20,027	1,950	2,552	8,412	141,580	—	188,095
Substandard	36,557	14,742	35,744	37,186	88,940	21,032	182,069	1,685	417,955
Loss	—	—	—	—	—	355	224	—	579
Total commercial, financial and agricultural	1,120,645	1,063,760	1,463,949	821,205	727,833	1,266,232	7,947,128	48,593	14,459,345
Current YTD Period:
Gross charge-offs	9,367	3,436	8,175	19,532	1,165	2,071	30,696	203	74,645
Owner-occupied
Pass	859,887	1,521,469	1,501,405	958,620	710,634	1,401,416	782,180	—	7,735,611
Special Mention	1,709	9,114	22,562	2,593	4,689	48,640	79,031	—	168,338
Substandard	4,388	24,760	13,616	59,478	17,702	87,306	27,949	—	235,199
Total owner-occupied	865,984	1,555,343	1,537,583	1,020,691	733,025	1,537,362	889,160	—	8,139,148
Current YTD Period:
Gross charge-offs	—	—	433	6,836	1,544	2,862	—	—	11,675
Total commercial and industrial	1,986,629	2,619,103	3,001,532	1,841,896	1,460,858	2,803,594	8,836,288	48,593	22,598,493
Current YTD Period:
Gross charge-offs	$9,367	$3,436	$8,608	$26,368	$2,709	$4,933	$30,696	$203	$86,320
Investment properties
Pass	593,540	3,140,041	2,863,327	1,161,697	1,052,638	1,900,744	261,737	—	10,973,724
Special Mention	—	1,616	169,550	—	48,429	33,903	—	—	253,498
Substandard	2,083	4,070	41,278	1,455	1,622	75,850	—	—	126,358
Doubtful	—	—	—	—	—	9,714	—	—	9,714
Loss	—	—	—	—	—	10	—	—	10
Total investment properties	595,623	3,145,727	3,074,155	1,163,152	1,102,689	2,020,221	261,737	—	11,363,304
Current YTD Period:
Gross charge-offs(1)	546	7,685	5,668	3,801	1,893	22,647	3,109	—	45,349
1-4 family properties
Pass	167,729	142,930	119,054	31,928	29,740	55,243	42,099	—	588,723
Special Mention	3,104	947	—	184	—	311	1	—	4,547
Substandard	1,721	822	643	465	324	1,212	45	—	5,232
Total 1-4 family properties	172,554	144,699	119,697	32,577	30,064	56,766	42,145	—	598,502
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24
Land and development
Pass	105,609	84,962	35,993	16,131	18,616	59,605	888	—	321,804
Special Mention	—	496	—	—	—	774	—	—	1,270
Substandard	29,204	411	74	—	593	1,596	—	—	31,878
Total land and development	134,813	85,869	36,067	16,131	19,209	61,975	888	—	354,952
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	902,990	3,376,295	3,229,919	1,211,860	1,151,962	2,138,962	304,770	—	12,316,758
Current YTD Period:
Gross charge-offs	$546	$7,685	$5,668	$3,878	$1,893	$22,671	$3,109	$—	$45,450

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$757,485	$784,898	$1,044,442	$1,219,397	$410,511	$1,136,541	$35	$—	$5,353,309
Substandard	564	2,810	5,517	15,913	9,478	23,662	—	—	57,944
Loss	—	—	—	—	—	470	—	—	470
Total consumer mortgages	758,049	787,708	1,049,959	1,235,310	419,989	1,160,673	35	—	5,411,723
Current YTD Period:
Gross charge-offs	—	108	251	403	402	965	5	—	2,134
Home equity
Pass	—	—	—	—	—	—	1,308,934	482,679	1,791,613
Substandard	—	—	—	—	—	—	10,231	5,297	15,528
Loss	—	—	—	—	—	—	174	84	258
Total home equity	—	—	—	—	—	—	1,319,339	488,060	1,807,399
Current YTD Period:
Gross charge-offs	—	—	—	—	—	79	819	229	1,127
Credit cards
Pass	—	—	—	—	—	—	192,217	—	192,217
Substandard	—	—	—	—	—	—	702	—	702
Loss	—	—	—	—	—	—	1,222	—	1,222
Total credit cards	—	—	—	—	—	—	194,141	—	194,141
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,165	—	7,165
Other consumer loans
Pass	134,969	181,455	219,415	114,006	28,256	112,724	277,368	—	1,068,193
Substandard	573	963	3,811	1,182	568	494	192	—	7,783
Total other consumer loans	135,542	182,418	223,226	115,188	28,824	113,218	277,560	—	1,075,976
Current YTD Period:
Gross charge-offs(1)	627	6,040	24,231	3,625	1,971	2,026	2,358	—	40,878
Total consumer	893,591	970,126	1,273,185	1,350,498	448,813	1,273,891	1,791,075	488,060	8,489,239
Current YTD Period:
Gross charge-offs	$627	$6,148	$24,482	$4,028	$2,373	$3,070	$10,347	$229	$51,304
Loans, net of deferred fees and costs	$3,783,210	$6,965,524	$7,504,636	$4,404,254	$3,061,633	$6,216,447	$10,932,133	$536,653	$43,404,490
Current YTD Period:
Gross charge-offs	$10,540	$17,269	$38,758	$34,274	$6,975	$30,674	$44,152	$432	$183,074

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three and six months ended June 30, 2024.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2024 and 2023. During the three and six months ended June 30, 2024, Synovus had no significant transfers to loans held for sale. During the three and six months ended June 30, 2023, Synovus charged-off $1.3 million and $7.9 million in previously established reserves for credit losses associated with the transfer of $3.8 million and $427.9 million, respectively, in certain third-party consumer loans to held for sale as part of our overall balance sheet management strategy.

	As Of and For the Three Months Ended June 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2024	$213,482	$152,627	$126,552	$492,661
Charge-offs	(34,379)	(263)	(7,649)	(42,291)
Recoveries	4,589	462	2,755	7,806
Provision for (reversal of) loan losses	37,038	(11,146)	1,033	26,925
Ending balance at June 30, 2024	$220,730	$141,680	$122,691	$485,101

	As Of and For the Three Months Ended June 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2023	$158,688	$160,392	$137,930	$457,010
Charge-offs	(22,841)	(5)	(13,410)	(36,256)
Recoveries	6,402	378	3,080	9,860
Provision for (reversal of) loan losses	17,738	8,961	13,925	40,624
Ending balance at June 30, 2023	$159,987	$169,726	$141,525	$471,238

	As Of and For the Six Months Ended June 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(72,322)	(3,974)	(16,563)	(92,859)
Recoveries	7,877	1,229	4,912	14,018
Provision for (reversal of) loan losses	66,205	10,667	7,685	84,557
Ending balance at June 30, 2024	$220,730	$141,680	$122,691	$485,101

	As Of and For the Six Months Ended June 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(30,714)	(101)	(30,776)	(61,591)
Recoveries	9,878	662	6,105	16,645
Provision for (reversal of) loan losses	19,273	25,590	27,897	72,760
Ending balance at June 30, 2023	$159,987	$169,726	$141,525	$471,238

The ALL of $485.1 million and the reserve for unfunded commitments of $53.1 million, which is recorded in other liabilities, comprise the total ACL of $538.2 million at June 30, 2024. The ACL increased $1.5 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of the ALL of $479.4 million and a reserve for unfunded commitments of $57.2 million. The ACL to loans coverage ratio of 1.25% at June 30, 2024 was 1 bp higher compared to 1.24% at December 31, 2023. The increase in the ACL from December 31, 2023 resulted primarily from credit performance that included downward migration and a qualitative adjustment, as well as net loan production. This was partially offset by improved economic inputs.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At June 30, 2024, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.4% over the forecasted period at June 30, 2024, compared to 4.5% at December 31, 2023.
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
The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$9,109	$—	$9,109	0.1%
Total commercial and industrial	—	9,109	—	9,109	—
Total commercial real estate	—	—	—	—	—
Other consumer loans	58	211	—	269	—
Total consumer	58	211	—	269	—
Total FDMs	$58	$9,320	$—	$9,378	—%

	Six Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$11,638	$—	$11,638	0.1%
Owner-occupied	—	193	—	193	—
Total commercial and industrial	—	11,831	—	11,831	0.1
Investment properties	—	2,236	—	2,236	—
Total commercial real estate	—	2,236	—	2,236	—
Consumer mortgages	123	—	210	333	—
Other consumer loans	179	463	—	642	0.1
Total consumer	302	463	210	975	—
Total FDMs	$302	$14,530	$210	$15,042	—%

	Three Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$1,972	$7,464	$13,401	$1,187	$24,024	0.2%
Owner-occupied	—	388	—	—	388	—
Total commercial and industrial	1,972	7,852	13,401	1,187	24,412	0.1
Investment properties	—	660	—	—	660	—
1-4 family properties	—	1,680	—	382	2,062	0.3
Land and development	—	—	—	—	—	—
Total commercial real estate	—	2,340	—	382	2,722	—
Consumer mortgages	695	—	—	—	695	—
Home equity	—	339	—	276	615	—
Credit cards	—	—	—	—	—	—
Other consumer loans	2	314	—	256	572	—
Total consumer	697	653	—	532	1,882	—
Total FDMs	$2,669	$10,845	$13,401	$2,101	$29,016	0.1%

	Six Months Ended June 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$1,972	$22,297	$13,401	$1,428	$39,098	0.3%
Owner-occupied	—	1,828	—	41,259	43,087	0.5
Total commercial and industrial	1,972	24,125	13,401	42,687	82,185	0.4
Investment properties	—	660	—	—	660	—
1-4 family properties	—	3,006	—	382	3,388	0.6
Land and development	—	—	—	—	—	—
Total commercial real estate	—	3,666	—	382	4,048	—
Consumer mortgages	807	—	—	—	807	—
Home equity	—	426	—	290	716	—
Credit cards	—	—	—	—	—	—
Other consumer loans	2	450	—	482	934	0.1
Total consumer	809	876	—	772	2,457	—
Total FDMs	$2,781	$28,667	$13,401	$43,841	$88,690	0.2%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	—%	20	—%	19	—
Owner-occupied	—	—	—	60	—
Investment properties	—	—	—	12	—
Consumer mortgages	—	—	2.3	—	7
Other consumer loans	7.5	66	4.0	71	—

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
(dollars in thousands)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)
Commercial, financial and agricultural	$1,200	1.1%	41	$1,200	1.2%	28
Owner-occupied	—	—	17	—	1.7	9
Investment properties	—	—	30	—	—	30
1-4 family properties	—	0.3	12	—	0.3	12
Consumer mortgages	—	1.9	—	—	1.6	—
Home equity	—	0.4	250	—	0.5	262
Other consumer loans	—	2.7	61	—	3.1	64

During the three and six months ended June 30, 2024, commercial, financial and agricultural loans of $3.1 million and $74.7 million, respectively, defaulted that were previously modified in the prior 12 months by receiving a term extension. During the three and six months ended June 30, 2023, there were no FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of June 30, 2024 and December 31, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to June 30, 2024.

	As of June 30, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$40,022	$1,287	$—	$4,487	$45,796
Owner-occupied	31,892	317	—	260	32,469
Total commercial and industrial	71,914	1,604	—	4,747	78,265
Investment properties	2,544	—	—	—	2,544
1-4 family properties	33	—	—	—	33
Land and development	1,100	—	—	—	1,100
Total commercial real estate	3,677	—	—	—	3,677
Consumer mortgages	542	—	—	1,553	2,095
Home equity	—	—	—	—	—
Credit cards	—	—	—	—	—
Other consumer loans	854	174	—	332	1,360
Total consumer	1,396	174	—	1,885	3,455
Total FDMs	$76,987	$1,778	$—	$6,632	$85,397

The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that were modified on or after January 1, 2023, the date Synovus adopted ASU 2022-02, through June 30, 2023.

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

Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During the three months ended June 30, 2024, Synovus repurchased 2.3 million shares of common stock at an average price of $38.95 per share via open market transactions. During the six months ended June 30, 2024, Synovus repurchased 3.1 million shares of common stock at an average price of $38.54 per share via open market transactions.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2024 and 2023.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unamortized holding (losses) gains on AFS investment securities transferred to HTM	Net unrealized gains (losses) on investment securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at March 31, 2024	$—	$(1,116,309)	$(131,885)	$(1,248,194)
Other comprehensive income (loss) before reclassifications	(537,434)	511,079	(13,861)	(40,216)
Amounts reclassified from AOCI	15,654	194,677	27,705	238,036
Net current period other comprehensive income (loss)	(521,780)	705,756	13,844	197,820
Balance at June 30, 2024	$(521,780)	$(410,553)	$(118,041)	$(1,050,374)

Balance at March 31, 2023	$—	$(1,105,221)	$(184,106)	$(1,289,327)
Other comprehensive income (loss) before reclassifications	—	(82,866)	(55,325)	(138,191)
Amounts reclassified from AOCI	—	—	32,343	32,343
Net current period other comprehensive income (loss)	—	(82,866)	(22,982)	(105,848)
Balance at June 30, 2023	$—	$(1,188,087)	$(207,088)	$(1,395,175)

Balance at December 31, 2023	$—	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	(537,434)	393,029	(57,138)	(201,543)
Amounts reclassified from AOCI	15,654	194,677	57,911	268,242
Net current period other comprehensive income (loss)	(521,780)	587,706	773	66,699
Balance at June 30, 2024	$(521,780)	$(410,553)	$(118,041)	$(1,050,374)

Balance at December 31, 2022	$—	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	—	32,955	(47,759)	(14,804)
Amounts reclassified from AOCI	—	(779)	62,525	61,746
Net current period other comprehensive income (loss)	—	32,176	14,766	46,942
Balance at June 30, 2023	$—	$(1,188,087)	$(207,088)	$(1,395,175)

(1)    For June 30, 2024, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $10.2 million and $11.6 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. For June 30, 2023, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $13.3 million and $12.1 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 5 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2023 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	June 30, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$2,956	$—	$2,956	$—	$2,910	$—	$2,910
Other mortgage-backed securities	—	—	—	—	—	2,149	—	2,149
Asset-backed securities	—	10,096	—	10,096	—	7,839	—	7,839
Total trading securities	$—	$13,052	$—	$13,052	$—	$12,898	$—	$12,898
Investment securities available for sale:
U.S. Treasury securities	$1,174,295	$—	$—	$1,174,295	$597,629	$—	$—	$597,629
U.S. Government agency securities	—	28,843	—	28,843	—	28,940	—	28,940
Mortgage-backed securities issued by U.S. Government agencies	—	1,400,492	—	1,400,492	—	925,664	—	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,016,045	—	2,016,045	—	6,430,379	—	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	547,997	—	547,997	—	587,595	—	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	1,867,126	—	1,867,126	—	1,209,783	—	1,209,783
Corporate debt securities and other debt securities	—	8,883	—	8,883	—	8,672	—	8,672
Total investment securities available for sale	$1,174,295	$5,869,386	$—	$7,043,681	$597,629	$9,191,033	$—	$9,788,662
Mortgage loans held for sale	$—	$41,823	$—	$41,823	$—	$47,338	$—	$47,338
Other investments	—	—	14,423	14,423	—	—	12,560	12,560
Mutual funds and mutual funds held in rabbi trusts	60,356	—	—	60,356	53,742	—	—	53,742
Derivative assets	—	97,078	—	97,078	—	94,903	—	94,903
Liabilities
Securities sold short	$2,536	$—	$—	$2,536	$3,496	$—	$—	$3,496
Mutual funds held in rabbi trusts	45,479	—	—	45,479	38,735	—	—	38,735
Derivative liabilities	—	280,045	—	280,045	—	259,650	—	259,650

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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2024	As of December 31, 2023
Fair value	$41,823	$47,338
Unpaid principal balance	40,886	45,627
Fair value less aggregate unpaid principal balance	$937	$1,711

Changes in Fair Value Included in Net Income	Three Months Ended June 30,		Six Months Ended June 30,		Location in Consolidated Statements of Income
(in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$32	$(95)	$(774)	$208	Mortgage banking income

Activity for Level 3 Assets and Liabilities
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2023 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and six months ended June 30, 2024 and 2023, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended June 30, 2024
(in thousands)	Other Investments
Beginning balance at March 31, 2024	$13,115
Total gains (losses) realized/unrealized:
Included in earnings	456
Additions	852
Ending balance at June 30, 2024	$14,423
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2024	$456

Three Months Ended June 30, 2023
(in thousands)	Other Investments
Beginning balance at March 31, 2023	$11,655
Total gains (losses) realized/unrealized:
Included in earnings	(43)
Additions	158
Ending balance at June 30, 2023	$11,770
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2023	$(43)

Six Months Ended June 30, 2024
(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	435
Additions	1,428
Ending balance at June 30, 2024	$14,423
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2024	$435

Six Months Ended June 30, 2023
(in thousands)	Other Investments
Beginning balance at December 31, 2022	$11,172
Total gains (losses) realized/unrealized:
Included in earnings	(71)
Additions	669
Ending balance at June 30, 2023	$11,770
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets/liabilities still held at June 30, 2023	$(71)

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	June 30, 2024			Fair Value Adjustments for the		Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Loans(1)	$—	$—	$26,995	$22,160	$29,568	Provision for (reversal of) credit losses

	June 30, 2023			Fair Value Adjustments for the		Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Loans(1)	$—	$—	$30,123	$6,413	$6,462	Provision for (reversal of) credit losses
Other loans held for sale	—	—	346,897	2,360	19,110	Loss on other loans held for sale

(1)    Collateral-dependent loans that were written down to fair value of collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at June 30, 2024 and December 31, 2023. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2023 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,294,608	$2,294,608	$2,294,608	$—	$—
Trading securities	13,052	13,052	—	13,052	—
Investment securities held to maturity	2,668,068	2,638,071	—	2,638,071	—
Investment securities available for sale	7,043,681	7,043,681	1,174,295	5,869,386	—
Loans held for sale	139,323	138,879	—	41,823	97,056
Other investments	14,423	14,423	—	—	14,423
Mutual funds and mutual funds held in rabbi trusts	60,356	60,356	60,356	—	—
Loans, net (1)	42,608,296	41,112,625	—	—	41,112,625
FRB and FHLB stock	213,711	213,711	—	213,711	—
Derivative assets	97,078	97,078	—	97,078	—
Financial liabilities
Non-interest-bearing deposits	$11,655,811	$11,655,811	$—	$11,655,811	$—
Non-time interest-bearing deposits	27,278,278	27,278,278	—	27,278,278	—
Time deposits	11,261,689	11,235,622	—	11,235,622	—
Total deposits (2)	$50,195,778	$50,169,711	$—	$50,169,711	$—
Federal funds purchased and securities sold under repurchase agreements	94,484	94,484	94,484	—	—
Securities sold short	2,536	2,536	2,536	—	—
Long-term debt	2,283,767	2,302,474	—	2,302,474	—
Mutual funds held in rabbi trusts	45,479	45,479	45,479	—	—
Derivative liabilities	280,045	280,045	—	280,045	—

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
Synovus recorded no unrealized gains (losses) during the three and six months ended June 30, 2024 and 2023 related to terminated cash flow hedges. Synovus recognized pre-tax losses of $5.3 million and $10.9 million, respectively, during the three and six months ended June 30, 2024 and pre-tax losses of $6.1 million and $11.5 million, respectively, for the three and six months ended June 30, 2023, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of June 30, 2024, Synovus expects to reclassify into earnings approximately $106 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next 12 months. Included in this amount is approximately $19 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of June 30, 2024, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2028.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2024 and December 31, 2023, Synovus had recorded the right to reclaim cash collateral of $44.6 million and $69.7 million, respectively. As of both June 30, 2024 and December 31, 2023, Synovus had recorded the obligation to return cash collateral of $5.7 million.
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

	June 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4,600,000	$—	$7,728	$5,600,000	$—	$7,527
Total cash flow hedges		$—	$7,728		$—	$7,527

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,375,585	$—	$6,351	$2,563,504	$—	$12,891
Total fair value hedges		$—	$6,351		$—	$12,891
Total derivatives designated as hedging instruments		$—	$14,079		$—	$20,418

Derivatives not designated as hedging instruments:
Interest rate contracts	$13,773,079	$96,270	$265,965	$11,888,152	$94,208	$238,134
Mortgage derivatives - interest rate lock commitments	54,718	780	—	40,642	695	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	79,500	24	—	60,906	—	567
Risk participation agreements	797,443	—	1	732,682	—	3
Foreign exchange contracts	117,669	4	—	41,603	—	528
Visa derivative	—	—	286	—	—	589
Total derivatives not designated as hedging instruments		$97,078	$266,252		$94,903	$239,821

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$701,570	$335,754	$28,390

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(36,527)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(36,527)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(6,287)	$(3,618)
Recognized on derivatives	—	2,469	914
Recognized on hedged items	—	(2,469)	(914)
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,287)	$(3,618)

	Three Months Ended June 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$670,230	$241,780	$55,915

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(42,748)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(42,748)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(5,782)	$(4,510)
Recognized on derivatives	—	(20,466)	(20,823)
Recognized on hedged items	—	20,466	20,823
Pre-tax income (loss) recognized on fair value hedges	$—	$(5,782)	$(4,510)

(1)     See Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for gain (loss) recognized on cash flow hedging relationships in AOCI.

	Six Months Ended June 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,393,285	$668,420	$57,985

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(76,350)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(76,350)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(12,525)	$(7,342)
Recognized on derivatives	—	402	(1,004)
Recognized on hedged items	—	(402)	1,004
Pre-tax income (loss) recognized on fair value hedges	$—	$(12,525)	$(7,342)

	Six Months Ended June 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,299,787	$415,715	$98,444

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(82,640)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(82,640)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(9,153)	$(7,231)
Recognized on derivatives	$—	(8,296)	(5,427)
Recognized on hedged items	—	8,296	5,427
Pre-tax income (loss) recognized on fair value hedges	$—	$(9,153)	$(7,231)

(1)     See Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss) for gain (loss) recognized on cash flow hedging relationships in AOCI.
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	June 30, 2024			December 31, 2023
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,622,618)	$15,114	$464	$(2,013,504)	$(8,711)	$1,267
Long-term debt	(749,442)	14,366	8,446	(546,872)	(5,986)	9,638

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2024 and 2023 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$313	$(690)	$153	$(672)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(315)	(547)	85	562
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	129	578	591	250
Risk participation agreements	Capital markets income	3	(2)	2	1
Foreign exchange contracts	Capital markets income	(188)	73	532	602
Visa derivative	Other non-interest expense	—	(3,027)	—	(3,027)
Total derivatives not designated as hedging instruments		$(58)	$(3,615)	$1,363	$(2,284)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 7 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income (loss) per common share for the three and six months ended June 30, 2024 and 2023. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Basic Net Income (Loss) Per Common Share:
Net income (loss) available to common shareholders	$(23,741)	$165,819	$91,081	$359,688
Weighted average common shares outstanding	145,565	146,113	145,998	145,957
Net income (loss) per common share, basic	$(0.16)	$1.13	$0.62	$2.46
Diluted Net Income (Loss) Per Common Share:
Net income (loss) available to common shareholders	$(23,741)	$165,819	$91,081	$359,688
Weighted average common shares outstanding	145,565	146,113	145,998	145,957
Effect of dilutive outstanding equity-based awards(1)	—	437	570	687
Weighted average diluted common shares	145,565	146,550	146,568	146,644
Net income (loss) per common share, diluted	$(0.16)	$1.13	$0.62	$2.45

(1) Due to the net loss attributable to common shareholders for the three months ended June 30, 2024, there were no dilutive shares included in the diluted net loss per common share calculation; as such shares would have been anti-dilutive.
Due to the net loss attributable to common shareholders for the three months ended June 30, 2024, 490 thousand of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock, were excluded from the computation of diluted net loss per common share because the effect would have been anti-dilutive.
For the six months ended June 30, 2024, there were 21 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. For both the three and six months ended June 30, 2023, there were 273 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income (loss) per common share because the effect would be anti-dilutive.

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2024 and December 31, 2023, the ACL for unfunded commitments was $53.1 million and $57.2 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	June 30, 2024	December 31, 2023
Letters of credit(1)	$234,653	$200,269
Commitments to fund commercial and industrial loans	10,145,073	10,313,880
Commitments to fund commercial real estate, construction, and land development loans	1,861,467	2,496,656
Commitments under home equity lines of credit	2,126,553	2,135,120
Unused credit card lines	455,477	453,303
Other loan commitments	625,261	654,396
Total letters of credit and unfunded lending commitments	$15,448,484	$16,253,624

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets(2)	$570,810	$573,992
Permanent and short-term construction loans and letter of credit unfunded commitments(3)	110,485	205,659
Funded portion of permanent and short-term loans and letters of credit(4)	220,106	211,921

(1)    Represents the contractual amount net of risk participations purchased of approximately $18.4 million and $22.8 million at June 30, 2024 and December 31, 2023, respectively.
(2)    Future funding commitment amounts included in carrying amount within other liabilities of $282.9 million and $293.3 million at June 30, 2024 and December 31, 2023, respectively.
(3)    Represents the contractual amount net of risk participations of $6.2 million and $9.7 million at June 30, 2024 and December 31, 2023, respectively.
(4)    Represents the contractual amount net of risk participations of $16.5 million and $4.0 million at June 30, 2024 and December 31, 2023, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2024, Synovus and the sponsored entities processed and settled $29.16 billion and $57.06 billion of transactions, respectively. For the three and six months ended June 30, 2023, Synovus and the sponsored entities processed and settled $29.39 billion and $59.50 billion of transactions, respectively.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2024 are adequate.
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
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2024 and 2023. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers. Treasury and Corporate Other's non-interest revenue for the three and six months ended June 30, 2024 was impacted by the net loss of $256.7 million recognized on sales of AFS investment securities in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024.

	Three Months Ended June 30, 2024
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$181,574	$98,097	$135,550	$25,250	$(5,473)	$434,998
Non-interest revenue	15,945	18,151	19,307	45,839	(228,093)	(128,851)
Non-interest expense	34,575	37,786	51,004	38,346	140,090	301,801
Pre-provision net revenue (PPNR)	$162,944	$78,462	$103,853	$32,743	$(373,656)	$4,346

	Three Months Ended June 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$194,334	$110,242	$158,113	$17,134	$(24,292)	$455,531
Non-interest revenue	13,752	13,500	20,983	49,085	14,956	112,276
Non-interest expense	33,955	35,464	50,861	42,401	144,500	307,181
Pre-provision net revenue (PPNR)	$174,131	$88,278	$128,235	$23,818	$(153,836)	$260,626

	Six Months Ended June 30, 2024
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$365,240	$197,120	$274,176	$48,470	$(31,162)	$853,844
Non-interest revenue	27,270	34,830	37,254	92,709	(202,026)	(9,963)
Non-interest expense	69,885	78,779	103,128	78,029	294,721	624,542
Pre-provision net revenue (PPNR)	$322,625	$153,171	$208,302	$63,150	$(527,909)	$219,339

	Six Months Ended June 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$393,434	$221,647	$312,744	$33,681	$(25,223)	$936,283
Non-interest revenue	29,652	39,041	41,711	102,291	32,707	245,402
Non-interest expense	68,617	68,926	99,808	86,240	305,443	629,034
Pre-provision net revenue (PPNR)	$354,469	$191,762	$254,647	$49,732	$(297,959)	$552,651

	June 30, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,268,888	$7,980,532	$2,764,262	$5,341,008	$1,738,707	$43,093,397
Total deposits	$13,271,067	$10,660,747	$18,799,143	$1,307,807	$6,157,014	$50,195,778
Total full-time equivalent employees	339	556	1,508	569	1,755	4,727

	December 31, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,506,870	$7,966,794	$2,825,411	$5,374,280	$1,731,135	$43,404,490
Total deposits	$13,847,833	$10,198,357	$18,698,298	$1,488,090	$6,506,607	$50,739,185
Total full-time equivalent employees	334	576	1,522	604	1,762	4,798

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
All statements other than statements of historical fact are forward-looking statements. You can identify these forward-looking statements through Synovus' use of words such as “believes,” “anticipates,” “expects,” “may,” “will,” “assumes,” “predicts,” “could,” “should,” “would,” “intends,” “targets,” “estimates,” “projects,” “plans,” “potential” and other similar words and expressions of the future or otherwise regarding the outlook for Synovus' future business and financial performance and/or the performance of the financial services industry and economy in general. Forward-looking statements are based on the current beliefs and expectations of Synovus' management and are subject to significant risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements. A number of factors could cause actual results to differ materially from those contemplated by the forward-looking statements in this document. Many of these factors are beyond Synovus' ability to control or predict. These factors include, but are not limited to:

(1)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs;

(2)	our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(3)	an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations and future growth, including that the strength of the current economic environment could be further weakened by inflation and interest rate fluctuations;

(4)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(5)	restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(6)	the impacts of adverse developments in the banking industry, highlighted by high-profile bank failures, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;

(7)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)	inflation and their effects on our business, profitability, and our stock price as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	the impact of prolonged elevated interest rates on our financial projections, models, and guidance;

(12)	the impact of recent, proposed, and potential changes in governmental policy, laws, and regulations, potential, proposed, and recently enacted changes in monetary policy and in the regulation and taxation of banks and financial institutions, or the interpretation or application thereof and the uncertainty of future implementation and enforcement of these regulations, including inflationary pressures and potential interest rate fluctuations;

(13)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(14)	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(15)	our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(16)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(17)	our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(18)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(19)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(20)	if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(21)	our ability to identify and address cyber-security risks (including those impacting our vendors and other third parties) such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(22)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(23)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(24)	our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(25)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;

(26)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common or preferred stock, any repurchases of common or preferred stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(27)	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(28)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(29)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(30)	the fluctuation in our stock price and general volatility in the stock market;

(31)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(32)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 247 branches and 358 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2024 compared to the same periods in 2023 and financial condition as of June 30, 2024 compared to December 31, 2023. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2023 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	Change		2024	2023	Change
Net interest income	$434,998	$455,531	(5)%		$853,844	$936,283	(9)%
Provision for (reversal of) credit losses	26,404	38,881	(32)		80,384	71,035	13
Non-interest revenue	(128,851)	112,276	(215)		(9,963)	245,402	(104)
Total revenue	306,147	567,807	(46)		843,881	1,181,685	(29)
Non-interest expense	301,801	307,181	(2)		624,542	629,034	(1)
Income (loss) before income taxes	(22,058)	221,745	(110)		138,955	481,616	(71)
Net income (loss) attributable to Synovus Financial Corp.	(14,028)	174,110	(108)		110,479	376,269	(71)
Net income (loss) available to common shareholders	(23,741)	165,819	(114)		91,081	359,688	(75)
Net income (loss) per common share, basic	(0.16)	1.13	(114)		0.62	2.46	(75)
Net income (loss) per common share, diluted	(0.16)	1.13	(114)		0.62	2.45	(75)
Net interest margin(1)	3.20	3.20	—	bps	3.12	3.32	(20)	bps
Net charge-off ratio(1)	0.32	0.24	8		0.36	0.20	16
Return on average assets(1)	(0.10)	1.15	(125)		0.37	1.26	(89)
Efficiency ratio-TE	98.15	53.99	nm		73.78	53.13	nm
(1)    Annualized

	June 30, 2024	March 31, 2024	Sequential Quarter Change		June 30, 2023	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$43,093,397	$43,309,877	$(216,480)		$44,353,537	$(1,260,140)
Total average loans, quarter	43,364,822	43,377,902	(13,080)		44,099,115	(734,293)
Total deposits	50,195,778	50,580,242	(384,464)		50,080,392	115,386
Core deposits (excludes brokered deposits)	44,793,743	44,861,313	(67,570)		43,550,624	1,243,119
Total average deposits, quarter	50,408,057	50,185,777	222,280		49,719,079	688,978
Non-performing assets ratio	0.60%	0.86%	(26)	bps	0.59%	1	bps
Non-performing loans ratio	0.59	0.81	(22)		0.59	—
Past due loans over 90 days (as a % of loans)	0.01	0.01	—		0.01	—
ACL to loans coverage ratio	1.25	1.26	(1)		1.19	6
CET1 capital ratio	10.60	10.38	22		9.86	74
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.48	8.39	9		7.88	60
Return on average common equity(1)	(2.1)	10.2	nm		15.5	nm

(1)    Annualized

Economic Environment and Recent Events
Many of the key economic drivers of 2023 – prolonged elevated interest rates, inflation, economic uncertainty, geopolitical pressures, and changes in monetary policy, among others – remain relevant in 2024.
While inflation trended downward in the second quarter of 2024, it remains a key economic concern, although current market sentiment and economic conditions have resulted in predictions that the Federal Reserve may lower market interest rates with one to two potential 25 bps cuts in September and/or December 2024. The specific timing of interest rate cuts is paramount as higher rates continue to pressure asset valuations and make potential refinancing more problematic.
Outside of inflation, the economic uncertainty and market disruptions of 2023 remain in 2024, including geopolitical tensions from conflict in the Middle East, Russia’s prolonged war in Ukraine, and the strained relationship between the U.S. and China. Moreover, 2024 is an election year, and there are specific risks and uncertainties related to the election and any change in administration that could impact the economy and fiscal and regulatory policy by varying degrees. Recent events have added an extra dimension of instability to the political environment.
U.S. fiscal policy has been expansionary in recent years, leaving a federal deficit which will most likely continue to grow. The Inflation Reduction Act, signed into law in August 2022, raised federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases.
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
Executive Summary
Net income (loss) available to common shareholders for the second quarter of 2024 was $(23.7) million, or $(0.16) per diluted common share, compared to $165.8 million, or $1.13 per diluted common share, for the second quarter of 2023. Net income (loss) available to common shareholders for the six months ended June 30, 2024 was $91.1 million, or $0.62 per diluted common share, compared to $359.7 million, or $2.45 per diluted common share, for the six months ended June 30, 2023.
The year-over-year changes were primarily impacted by losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024 and lower net interest income from continued increases in funding costs and negative deposit remixing.
Net interest income for the six months ended June 30, 2024 was $853.8 million, down $82.4 million, or 9%, compared to the same period in 2023. Net interest margin was down 20 bps over the comparable six-month period in 2023 to 3.12%, impacted by negative deposit remixing and pricing lags within the deposit portfolio. Net interest margin was up 16 bps on a linked quarter basis, largely driven by improved loan yields, the residual impact of hedge maturities in the first quarter of 2024, and the repositioning of the investment securities portfolio in the second quarter of 2024, along with positive impact from the transfer of investment securities from AFS to HTM on April 1, 2024, which reduced earning assets.
Non-interest revenue for the second quarter of 2024 was $(128.9) million, down $241.1 million, or 215%, and year-to-date was $(10.0) million, down $255.4 million, or 104%, compared to the same periods in 2023, primarily due to the impact of losses totaling $256.7 million from sales of AFS investment securities in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024.
Non-interest expense for the second quarter of 2024 was $301.8 million, down $5.4 million, or 2%, and year-to-date was $624.5 million, a decrease of $4.5 million, or 1% compared to the same periods in 2023.
At June 30, 2024, loans, net of deferred fees and costs, of $43.09 billion, decreased $311.1 million from December 31, 2023. C&I loans declined slightly, impacted by continued focus on strategically reducing non-relationship loans, lower utilization, and increased paydowns, mostly offset by growth in key strategic business lines. CRE loans declined primarily due to increased transactions from client property sales and refinancings partially offset by relatively stable loan production. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio.
Credit metrics at June 30, 2024 included NPAs and NPLs at 60 bps and 59 bps, respectively, and total past due loans at 30 bps as a percentage of total loans. Net charge-offs were $34.5 million, or 32 bps annualized, and $78.8 million, or 36 bps annualized for the three and six months ended June 30, 2024, respectively. Provision for credit losses for the three and six months ended June 30, 2024 was $26.4 million and $80.4 million, respectively, compared to $38.9 million and $71.0 million for the three and six months ended June 30, 2023, respectively. The changes compared to the prior year periods were mostly driven by increased defaults, including net charge-offs, partially offset by more favorable economic inputs. The ACL at June 30, 2024 totaled $538.2 million, an increase of $1.5 million from December 31, 2023, and the ACL to loans coverage ratio at June 30, 2024 of 1.25% increased 1 bp compared to December 31, 2023.
Total period-end deposits at June 30, 2024 decreased $543.4 million compared to December 31, 2023, as a $641.0 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $97.6 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits primarily driven by commercial client deployment of excess funds. Total average deposit costs of 2.68% in the second quarter of 2024, which equate to a cycle-to-date total deposit beta of 49%, increased 1 bp and 73 bps, from the linked quarter and prior year comparable periods, respectively. Total average deposit costs compared to the prior year comparable period were higher primarily due to the aforementioned continued client demand for time deposits along with remixing of non-interest-bearing demand deposits.
At June 30, 2024, Synovus' CET1 ratio of 10.60% improved 38 bps and 74 bps compared to December 31, 2023 and June 30, 2023, respectively, as our organic earnings, along with the completion of our risk-weighted assets optimization effort, supported capital accretion that more than offset the strategic repositioning of the investment securities portfolio and share repurchases. During the three months ended June 30, 2024, Synovus repurchased 2.3 million shares of common stock at an average price of $38.95 per share via open market transactions, and during the six months ended June 30, 2024, Synovus repurchased 3.1 million shares of common stock at an average price of $38.54 per share via open market transactions.
More detail on Synovus' financial results for the three and six months ended June 30, 2024 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2023 Form 10-K.
2024 Updated Fundamental Guidance
Updated fundamental guidance for 2024, compared to 2023, is based on our current forecast, which incorporates our strategic objectives and assumes stable economic conditions:
•end of period loan growth of 0% to 2%
•end of period core deposit(1) growth of 2% to 4%
•adjusted revenue (decline) growth(2)(3)(4) of (3)% to 0%
•adjusted non-interest expense(2)(3)(5) growth of 1% to 3% (excluding FDIC special assessment)
•Expect a flat to lower net charge-off ratio in the second half of 2024 (as compared to the first half of 2024), given current credit migration trends
•CET1 ratio of 10.0% to 10.5% (high-end)(6)
•effective income tax rate of ~21%
(1) Excludes brokered deposits.
(2) Non-GAAP financial measure; see "Table 14 - Reconciliation of Non-GAAP Financial Measures” of this Report for applicable reconciliation to the most comparable GAAP measure.
(3) Guidance based on 2023 baseline: adjusted revenue baseline of $2.28 billion and adjusted non-interest expense of $1.26 billion. Excluding the FDIC special assessment, the amount is $1.21 billion.
(4) Guidance incorporates a 25 bps interest rate cut in December 2024; forecast interest rate path consistent with June 2024 Federal Reserve dot plot.
(5) Recorded accrual reversal of $3.9 million in the second quarter of 2024 and accruals for $12.8 million and $51.0 million during the first quarter of 2024 and the fourth quarter of 2023, respectively, related to the FDIC special assessment.
(6) Will remain opportunistic with share repurchases to manage overall capital levels at or near the top of the range.

Changes in Financial Condition
During the six months ended June 30, 2024, total assets decreased $203.2 million compared to December 31, 2023 to $59.61 billion. Investment securities totaled $9.71 billion and declined $76.9 million from December 31, 2023. During the second quarter of 2024, Synovus sold at amortized cost $1.62 billion of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS, which resulted in realized net losses of $256.7 million. Synovus also purchased $1.48 billion in total principal of AFS securities including U.S. Treasury securities, mortgage-backed securities issued by U.S. Government agencies, and commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises. On April 1, 2024, Synovus transferred $2.72 billion in fair value of investment securities from AFS to HTM, which reduced our exposure to potential volatility associated with investment security market price fluctuations. At the time of transfer, $708.5 million of pre-tax unrealized losses were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies and Note 2 - Investment Securities" in this Report for more information on the securities transfer and repositioning.
Loans, net of deferred fees and costs, decreased $311.1 million compared to December 31, 2023. C&I loans declined slightly, impacted by continued focus on strategically reducing non-relationship loans, lower utilization, and increased paydowns, mostly offset by growth in key strategic business lines. CRE loans declined primarily due to increased transactions from client property sales and refinancings partially offset by relatively stable loan production. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio.
Deposits decreased $543.4 million compared to December 31, 2023, as a $641.0 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $97.6 million increase in core deposits. The loan to deposit ratio was 85.9% at June 30, 2024 as compared to 85.5% at December 31, 2023. Long-term debt increased $351.2 million from December 31, 2023, driven by $350.0 million higher long-term FHLB advances.
Total Synovus Financial Corp. shareholders' equity at June 30, 2024 decreased $66.4 million compared to December 31, 2023, driven by a decrease of $121.8 million for common stock repurchases and a decline in retained earnings, which included common and preferred stock dividends of $110.4 million and $19.4 million, respectively, mostly offset by net income attributable to Synovus Financial Corp. of $110.5 million. In addition, a reduction in after-tax net unrealized losses on investment securities AFS of $587.7 million was mostly offset by a $521.8 million in after-tax net unrealized losses on investment securities HTM that were transferred from investment securities AFS.
Loans
The following table compares the composition of the loan portfolio at June 30, 2024, December 31, 2023, and June 30, 2023.

Table 2 - Loans by Portfolio Class
					June 30, 2024 vs. December 31, 2023 Change				June 30, 2024 vs. June 30, 2023 Change
(dollars in thousands)	June 30, 2024		December 31, 2023				June 30, 2023
Commercial, financial and agricultural	$14,519,608	33.7%	$14,459,345	33.3%	$60,263	—%	$14,166,890	31.9%	$352,718	2%
Owner-occupied	8,017,004	18.6	8,139,148	18.7	(122,144)	(2)	8,364,342	18.9	(347,338)	(4)
Total commercial and industrial(1)	22,536,612	52.3	22,598,493	52.0	(61,881)	—	22,531,232	50.8	5,380	—
Investment properties	11,328,049	26.3	11,363,304	26.2	(35,255)	—	12,270,266	27.7	(942,217)	(8)
1-4 family properties	552,547	1.3	598,502	1.4	(45,955)	(8)	615,726	1.4	(63,179)	(10)
Land and development	334,891	0.7	354,952	0.8	(20,061)	(6)	407,906	0.9	(73,015)	(18)
Total commercial real estate	12,215,487	28.3	12,316,758	28.4	(101,271)	(1)	13,293,898	30.0	(1,078,411)	(8)
Consumer mortgages	5,371,164	12.5	5,411,723	12.5	(40,559)	(1)	5,379,284	12.1	(8,120)	—
Home equity	1,812,940	4.2	1,807,399	4.2	5,541	—	1,773,987	4.0	38,953	2
Credit cards	178,889	0.4	194,141	0.4	(15,252)	(8)	187,677	0.4	(8,788)	(5)
Other consumer loans	978,305	2.3	1,075,976	2.5	(97,671)	(9)	1,187,459	2.7	(209,154)	(18)
Total consumer	8,341,298	19.4	8,489,239	19.6	(147,941)	(2)	8,528,407	19.2	(187,109)	(2)
Loans, net of deferred fees and costs	$43,093,397	100.0%	$43,404,490	100.0%	$(311,093)	(1)%	$44,353,537	100.0%	$(1,260,140)	(3)%

(1) Includes senior housing loans of $3.02 billion, $3.28 billion, and $3.50 billion at June 30, 2024, December 31, 2023, and June 30, 2023, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.

At June 30, 2024, loans, net of deferred fees and costs of $43.09 billion, decreased $311.1 million, or 1%, from December 31, 2023. C&I loans declined slightly, impacted by continued focus on strategically reducing non-relationship loans, lower utilization, and increased paydowns, mostly offset by growth in key strategic business lines. CRE loans declined primarily due to increased transactions from client property sales and refinancings partially offset by relatively stable loan production. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio.
C&I loans remain the largest component of our loan portfolio, representing 52.3% of total loans, while CRE and consumer loans represent 28.3% and 19.4%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2024 were $34.75 billion, or 80.6% of the total loan portfolio, compared to $34.92 billion, or 80.4%, at December 31, 2023.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. As of June 30, 2024 and December 31, 2023, 94.9% and 94.8%, respectively, of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at June 30, 2024 decreased $61.9 million from December 31, 2023, and resulted primarily from continued strategic decline from non-relationship loans, lower utilization, and increased paydowns, mostly offset by growth in key business lines, led by middle market, specialty finance, and CIB.

Table 3 - Commercial and Industrial Loans by Industry
		June 30, 2024		December 31, 2023
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$4,507,546	20.0%	$4,429,716	19.6%
Health care and social assistance	62	4,500,273	20.0	4,742,370	21.0
Accommodation and food services	72	1,576,359	7.0	1,455,283	6.4
Manufacturing	31-33	1,305,570	5.8	1,369,012	6.1
Lessors of real estate	5311	1,228,019	5.4	1,250,031	5.5
Wholesale trade	42	1,171,149	5.2	1,129,905	5.0
Retail trade	44-45	1,139,656	5.1	1,111,225	4.9
Construction	23	1,034,125	4.6	1,041,783	4.6
Transportation and warehousing	48-49	936,955	4.2	937,368	4.2
Other industries	(2)	906,822	3.9	836,338	3.7
Other services	81	900,674	4.0	876,233	3.9
Professional, scientific, and technical services	54	885,633	3.9	890,119	3.9
Real estate and rental and leasing other	53	801,432	3.6	785,811	3.5
Arts, entertainment, and recreation	71	513,420	2.3	585,097	2.6
Public administration	92	467,309	2.1	487,089	2.2
Educational services	61	427,338	1.9	415,885	1.8
Administration, support, waste management, and remediation	56	234,332	1.0	255,228	1.1
Total commercial and industrial loans		$22,536,612	100.0%	$22,598,493	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans at June 30, 2024.
At June 30, 2024, $14.52 billion of C&I loans, or 33.7% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At June 30, 2024, $8.02 billion of C&I loans, or 18.6% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. In accordance with our lending policy, each loan undergoes a detailed underwriting process which incorporates uniform underwriting standards and oversight relative to the type of property, as well as the size and complexity of the deal. Total CRE loans of $12.22 billion decreased $101.3 million, or 1%, from December 31, 2023, primarily due to elevated levels of transaction activity from client property sales and refinancings partially offset by relatively stable loan production.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2024 were $11.33 billion, or 92.7% of the CRE loan portfolio, and decreased $35.3 million from December 31, 2023.
The following table shows the principal categories of the investment properties loan portfolio at June 30, 2024 and December 31, 2023.

Table 4 - Investment Properties Loan Portfolio
	June 30, 2024			December 31, 2023
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-Family	$4,288,436	37.9%	52.5%	$4,098,188	36.1%	53.6%
Hotels	1,802,076	15.9	56.1	1,803,102	15.9	58.0
Office Buildings	1,801,945	15.9	54.0	1,891,587	16.6	58.1
Shopping Centers	1,298,967	11.5	55.2	1,319,049	11.6	55.0
Warehouses	865,359	7.6	54.4	854,475	7.5	54.3
Other investment property	1,271,266	11.2	48.8	1,396,903	12.3	59.3
Total investment properties loans	$11,328,049	100.0%		$11,363,304	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing most recent appraisal (typically at origination) on non-construction component of portfolio by the respective June 30, 2024 and December 31, 2023 commitment amount and senior lien.

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2024, 1-4 family properties loans totaled $552.5 million, or 4.5% of the CRE loan portfolio, and decreased $46.0 million from December 31, 2023.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $334.9 million at June 30, 2024 decreased $20.1 million from December 31, 2023.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of June 30, 2024, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 782 for consumer mortgages and 796 for home equity, consistent with year-end 2023 scores.
Consumer loans at June 30, 2024 of $8.34 billion decreased $147.9 million, or 2%, compared to December 31, 2023. Mortgage loans decreased $40.6 million from December 31, 2023 largely due to lower production as a result of continued elevated mortgage interest rates. Other consumer loans decreased $97.7 million from December 31, 2023, primarily due to continued strategic runoff of the third-party lending portfolio.
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

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2024	%(1)	December 31, 2023	%(1)	June 30, 2023	%(1)
Non-interest-bearing demand deposits(2)	$11,177,687	22.3%	$11,801,194	23.3%	$12,945,531	25.9%
Interest-bearing demand deposits(2)	6,621,187	13.1	6,540,977	12.9	6,255,319	12.5
Money market accounts(2)	10,747,943	21.4	10,819,709	21.3	10,803,670	21.6
Savings deposits(2)	1,009,844	2.0	1,062,619	2.1	1,222,854	2.4
Public funds	7,111,897	14.2	7,349,505	14.5	7,031,410	14.0
Time deposits(2)	8,125,185	16.2	7,122,182	14.0	5,291,840	10.6
Brokered deposits	5,402,035	10.8	6,042,999	11.9	6,529,768	13.0
Total deposits	$50,195,778	100.0%	$50,739,185	100.0%	$50,080,392	100.0%
Core deposits(3)	$44,793,743	89.2%	$44,696,186	88.1%	$43,550,624	87.0%

Brokered time deposits	$2,779,398	5.5%	$3,248,088	6.4%	$4,006,156	8.0%
Public funds time deposits	$357,106	0.7%	$412,211	0.8%	$287,530	0.6%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.

Total period-end deposits at June 30, 2024 decreased $543.4 million compared to December 31, 2023 as a $641.0 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $97.6 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits primarily driven by commercial client deployment of excess funds.
Total average deposit costs of 2.68% in the second quarter of 2024, which equate to a cycle-to-date total deposit beta of 49%, increased 1 bp and 73 bps, from the prior quarter and prior year comparable periods, respectively. Total average deposit costs compared to the prior year comparable period were higher primarily due to the aforementioned continued client demand for time deposits along with remixing of non-interest-bearing demand deposits.
As of June 30, 2024 and December 31, 2023, $24.09 billion and $23.77 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At June 30, 2024, approximately 84% of our deposits are either insured (53%), collateralized (14%), or could be insured by switching to our insured cash sweep program, which has existing capacity (17%).

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges on deposit accounts	$22,907	$23,477	$(570)	(2)%	$44,720	$46,451	$(1,731)	(4)%
Fiduciary and asset management fees	19,728	20,027	(299)	(1)	38,741	39,723	(982)	(2)
Card fees	19,418	17,059	2,359	14	38,904	32,884	6,020	18
Brokerage revenue	20,457	22,451	(1,994)	(9)	43,164	46,655	(3,491)	(7)
Mortgage banking income	3,944	4,609	(665)	(14)	7,362	8,467	(1,105)	(13)
Capital markets income	15,077	9,482	5,595	59	21,704	24,609	(2,905)	(12)
Income from bank-owned life insurance	8,097	6,878	1,219	18	15,444	14,140	1,304	9
Insurance revenue	477	459	18	4	695	998	(303)	(30)
Investment securities gains (losses), net	(256,660)	—	(256,660)	nm	(256,660)	1,030	(257,690)	nm
Recovery of NPA	—	—	—	nm	—	13,126	(13,126)	nm
Other non-interest revenue	17,704	7,834	9,870	126	35,963	17,319	18,644	108
Total non-interest revenue	$(128,851)	$112,276	$(241,127)	(215)%	$(9,963)	$245,402	$(255,365)	(104)%

Core banking fees (1)	$48,204	$46,369	$1,835	4%	$95,649	$91,473	$4,176	5%
Wealth revenue (2)	$40,662	$42,937	$(2,275)	(5)%	$82,600	$87,376	$(4,776)	(6)%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Three and Six Months Ended June 30, 2024 compared to June 30, 2023
Non-interest revenue for the second quarter of 2024 was $(128.9) million, down $241.1 million, or 215%, and year-to-date was $(10.0) million, down $255.4 million, or 104%, compared to the same periods in 2023, primarily due to the impact of losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024. The year-to-date decline was also driven by the prior year $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges declined slightly over the prior year comparable periods. The largest category of service charges, account analysis fees, were up $1.5 million, or 14%, compared to the second quarter of 2023 and increased $2.4 million, or 12% on a comparable year-to-date basis largely due to a reduction in waivers in the second quarter of 2024. NSF/overdraft fees were down $1.4 million, or 22%, and $3.2 million, or 25%, on a quarter-to-date and year-to-date basis, respectively, primarily due to the impact of NSF/overdraft fee program changes implemented in the third quarter of 2023. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, for the three and six months ended June 30, 2024 were down $718 thousand, or 11%, and $948 thousand, or 8%, respectively, compared to the same periods in 2023.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were down for the three and six months ended June 30, 2024 compared to the same periods in 2023, primarily driven by a decline in asset management income impacted by the sale of GLOBALT on September 30, 2023 partially offset by higher trust fees, including increased investment advisor fees.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three and six months ended June 30, 2024 were up compared to the same periods in 2023, primarily due to merchant fees related to our Qualpay investment being higher by $2.1 million and $5.7 million, respectively.

Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and six months ended June 30, 2024 decreased 9% and 7%, respectively, over the prior year comparable periods, with the decline mainly attributable to repurchase volume associated with a single municipal client, partially offset by higher market-driven advisory fees and increased rate-driven annuities revenue.
Mortgage banking income, consisting of net gains on loan origination/sales activities, decreased for the three and six months ended June 30, 2024 compared to the same periods in 2023 primarily due to a decline in volume of loans originated and sold due to the rate environment. Secondary market production was $146.7 million, a decline of $17.4 million, or 11%, compared to the second quarter of 2023 while year-to-date, it was $251.6 million, a decrease of $18.3 million, or 7%, compared to the same period in 2023.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The increase in the second quarter of 2024 compared to the second quarter of 2023 was primarily due to $3.0 million higher debt capital market transaction fees, a $1.3 million increase in fees on client derivative transactions, $1.0 million higher loan syndication arranger fees, and an $851 thousand increase in gains on sales of SBA loans, partially offset by $1.3 million lower LIHTC-related income. The decrease for the six months ended June 30, 2024 compared to the same period in 2023 was largely impacted by our strong performance in the first quarter of 2023 and the change in the rate environment, with client derivative transactions $3.4 million lower and loan syndication arranger fees also down by $2.0 million, partially offset by a $2.3 million increase in debt capital market transaction fees.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, commercial sponsorship income, including transaction and servicing fees associated with a third-party lending relationship, and other miscellaneous items. The three months ended June 30, 2024 increase compared to the prior year was largely due to $7.4 million higher commercial sponsorship income and $1.1 million in other real estate rental/operational income. The increase for the six months ended June 30, 2024 compared to the same period in 2023 was largely attributable to $15.2 million higher commercial sponsorship income and $1.1 million in other real estate rental/operational income.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and other personnel expense	$179,407	$183,001	$(3,594)	(2)%	$367,928	$371,926	$(3,998)	(1)%
Net occupancy, equipment, and software expense	46,415	42,785	3,630	8	93,223	85,645	7,578	9
Third-party processing and other services	21,783	21,659	124	1	42,041	43,493	(1,452)	(3)
Professional fees	15,655	9,597	6,058	63	23,286	18,560	4,726	25
FDIC insurance and other regulatory fees	6,493	11,162	(4,669)	(42)	30,312	21,429	8,883	41
Amortization of intangibles	2,907	2,420	487	20	5,814	4,277	1,537	36
Restructuring charges (reversals)	(658)	(110)	(548)	nm	866	(843)	1,709	nm
Valuation adjustment to Visa derivative	—	3,027	(3,027)	nm	—	3,027	(3,027)	nm
(Gain) loss on early extinguishment of debt	—	(377)	377	nm	—	(377)	377	nm
Loss on other loans held for sale	—	2,360	(2,360)	nm	—	19,110	(19,110)	nm
Other operating expense	29,799	31,657	(1,858)	(6)	61,072	62,787	(1,715)	(3)
Total non-interest expense	$301,801	$307,181	$(5,380)	(2)%	$624,542	$629,034	$(4,492)	(1)%

Three and Six Months Ended June 30, 2024 compared to June 30, 2023
Non-interest expense for the second quarter of 2024 was $301.8 million, down $5.4 million, or 2%, and year-to-date was $624.5 million, a decrease of $4.5 million, or 1% compared to the same periods in 2023.
Salaries and other personnel expense decreased for the three months ended June 30, 2024 primarily due to the impact of headcount reductions, lower temporary help expense, and lower production-based mortgage commissions, partially offset by unfavorable impact from deferred loan origination costs driven by the overall mix of loan production. The six months ended

June 30, 2024 decrease was largely the result of lower temporary help expense, lower employee insurance from decreased claims in 2024, decreased production-based mortgage commissions, and headcount reductions, partially offset by unfavorable impact from deferred loan origination costs driven by lower loan production. Total headcount of 4,805 was down by 374, or 7%, compared to June 30, 2023 primarily as a result of the voluntary early retirement program offered to certain qualified employees in 2023, in addition to strategic reductions in areas primarily impacted by production volume declines.
Net occupancy, equipment, and software expense increased compared to the three and six months ended June 30, 2023 primarily due to ongoing investments in technology in addition to increased property expense.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense for the six months ended June 30, 2024 decreased compared to the same period in 2023 largely due to lower servicing fees associated with decreased third-party consumer loans.
Professional fees were up for the three and six months ended June 30, 2024 largely due to higher legal fees associated with the process of resolving certain loan relationships while the six months ended June 30, 2024 increase was partially offset by higher consulting fees for the six months ended June 30, 2023 that primarily related to projects now placed in service.
FDIC insurance and other regulatory fees decreased for the three months ended June 30, 2024 largely due to a $3.9 million reversal related to the FDIC special assessment based on the invoice received from the FDIC in the second quarter of 2024. The six months ended June 30, 2024 increase was driven by an $8.9 million accrual related to updated estimates of the FDIC special assessment.
Amortization of intangibles increased for the three and six months ended June 30, 2024 compared to the same periods in 2023 due to Synovus' acquisition of Qualpay in the second quarter of 2023.
During the three months ended June 30, 2024, restructuring charges (reversals) primarily consisted of $518 thousand in gains on the sale of two branches and $456 thousand in net severance reversals partially offset by $316 thousand in common area maintenance charges related to corporate offices/branches while the restructuring charges for the six months ended June 30, 2024 included $1.7 million in asset impairment/lease termination and common area maintenance charges related to corporate offices/branches partially offset by the gains on the sale of two branches and net severance reversals. During the three and six months ended June 30, 2023, Synovus recorded restructuring charges (reversals) including $1.9 million and $3.3 million, respectively, in gains on the sale of branches previously closed, partially offset by $1.7 million and $2.1 million, respectively, of severance.
During the three and six months ended June 30, 2023, Synovus recorded losses of $2.4 million and $19.1 million, respectively, associated with fair value adjustments on other loans held for sale due to the transfer of $3.8 million and $427.9 million, respectively, in third-party consumer loans to held for sale.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was down slightly from the comparable periods in 2023 largely due to efforts to reduce client fraud and other operational losses as well as other prudent expense management efforts.
Income Tax Expense
Synovus recognized a $7.4 million income tax benefit for the three months ended June 30, 2024, compared to $47.8 million of tax expense for the three months ended June 30, 2023, representing effective tax rates of 33.4% and 21.6%, respectively. Income tax expense was $29.6 million for the six months ended June 30, 2024, compared to income tax expense of $105.5 million for the six months ended June 30, 2023, representing effective tax rates of 21.3% and 21.9%, respectively.
A net tax benefit was recognized for the three months ended June 30, 2024, due to the overall pre-tax loss generated by the strategic repositioning of our investment securities portfolio. The effective tax rate was higher for the quarter as the net tax benefit on the pre-tax loss was compounded by tax credits and various discrete tax benefit items.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. At, June 30, 2024, credit metrics included NPAs and NPLs at 60 bps and 59 bps, respectively, and total past due loans at 30 bps as a percentage of total loans. Net charge-offs were $34.5 million, or 32 bps annualized, and $78.8 million, or 36 bps annualized, respectively, for the three and six months ended June 30, 2024.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Non-performing loans	$256,106	$288,177	$261,506
ORE and other assets	823	—	—
Non-performing assets	$256,929	$288,177	$261,506
Total loans	$43,093,397	$43,404,490	$44,353,537
Non-performing loans as a % of total loans	0.59%	0.66%	0.59%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.60	0.66	0.59
Loans 90 days past due and still accruing	$4,460	$5,053	$3,643
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$129,759	$59,099	$84,946
As a % of total loans	0.30%	0.14%	0.19%
FDMs	$85,397	$249,529	$88,690
Net charge-offs, quarter	34,485	41,574	26,396
Net charge-offs/average loans, quarter (annualized)	0.32%	0.38%	0.24%
Net charge-offs, year-to-date	$78,841	$153,342	$44,946
Net charge-offs/average loans, year-to-date (annualized)	0.36%	0.35%	0.20%
Provision for (reversal of) loan losses, quarter	$26,925	$43,427	$40,624
Provision for (reversal of) unfunded commitments, quarter	(521)	2,045	(1,743)
Provision for (reversal of) credit losses, quarter	$26,404	$45,472	$38,881
Provision for (reversal of) loan losses, year-to-date	84,557	189,303	72,760
Provision for (reversal of) unfunded commitments, year-to-date	(4,173)	(224)	(1,725)
Provision for (reversal of) credit losses, year-to-date	80,384	189,079	71,035
Allowance for loan losses	$485,101	$479,385	$471,238
Reserve for unfunded commitments	53,058	57,231	55,729
Allowance for credit losses	$538,159	$536,616	$526,967
ACL to loans coverage ratio	1.25%	1.24%	1.19%
ALL to loans coverage ratio	1.13	1.10	1.06
ACL/NPLs	210.13	186.21	201.51
ALL/NPLs	189.41	166.35	180.20

Non-performing Assets
Total NPAs were $256.9 million at June 30, 2024, a $31.2 million, or 11%, decrease from December 31, 2023 primarily due to the resolution of a few non-performing relationships and lower NPL inflows.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at June 30, 2024 increased $63.0 million compared to December 31, 2023.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	June 30, 2024	December 31, 2023
Special mention	$638,575	$615,748
Substandard	911,451	898,579
Doubtful	37,391	9,714
Loss	2,152	2,539
Criticized and Classified loans	$1,589,569	$1,526,580
As a % of total loans	3.7%	3.5%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $26.4 million for the three months ended June 30, 2024, compared to a provision of $38.9 million for the three months ended June 30, 2023. The decrease was driven by more favorable economic inputs, partially offset by increased defaults, including net charge-offs. Net charge-offs for the three months ended June 30, 2024 were $34.5 million, compared to $26.4 million for the three months ended June 30, 2023. The provision for credit losses was $80.4 million for the six months ended June 30, 2024, compared to $71.0 million for the six months ended June 30, 2023. The increase was predominantly driven by increased defaults, including net charge-offs, partially offset by more favorable economic inputs. Net charge-offs for the six months ended June 30, 2024 were $78.8 million, compared to $44.9 million for the six months ended June 30, 2023.
The ALL of $485.1 million and the reserve for unfunded commitments of $53.1 million, which is recorded in other liabilities, comprise the total ACL of $538.2 million at June 30, 2024. The ACL increased $1.5 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of an ALL of $479.4 million and a reserve for unfunded commitments of $57.2 million. The ACL to loans coverage ratio of 1.25% at June 30, 2024 increased 1 bp compared to December 31, 2023. The slight increase in the ACL from December 31, 2023 resulted primarily from credit performance that included downward migration and a qualitative adjustment, as well as net loan production. This was partially offset by improved economic inputs.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. At June 30, 2024, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	June 30, 2024	December 31, 2023
CET1 capital
Synovus Financial Corp.	$5,075,459	$5,206,521
Synovus Bank	5,479,117	5,559,624
Tier 1 risk-based capital
Synovus Financial Corp.	5,612,604	5,743,666
Synovus Bank	5,479,117	5,559,624
Total risk-based capital
Synovus Financial Corp.	6,494,654	6,654,224
Synovus Bank	6,190,365	6,249,947
CET1 capital ratio
Synovus Financial Corp.	10.60%	10.22%
Synovus Bank	11.46	10.93
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.72	11.28
Synovus Bank	11.46	10.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.56	13.07
Synovus Bank	12.95	12.29
Leverage ratio
Synovus Financial Corp.	9.44	9.49
Synovus Bank	9.23	9.21

At June 30, 2024, Synovus' CET1 ratio of 10.60% improved 38 bps compared to December 31, 2023, as our organic earnings, along with the completion of our risk-weighted assets optimization effort, supported capital accretion that more than offset the strategic repositioning of the investment securities portfolio and share repurchases. We will continue to maintain a disciplined approach to capital management, which balances the uncertain economic environment with prudent management near the top-end of our 10.0% to 10.5% CET1 ratio range. Our focus remains on prioritizing the deployment of our balance sheet and capital position for core client growth; however, we expect to complement that with share repurchases to effectively manage within our capital management framework. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2023 Form 10-K. Management reviews the Company's capital position on an on-going basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During the three months ended June 30, 2024, Synovus repurchased 2.3 million shares of common stock at an average price of $38.95 per share via open market transactions. During the six months ended June 30, 2024, Synovus repurchased 3.1 million shares of common stock at an average price of $38.54 per share via open market transactions.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and the June 30, 2024 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At June 30, 2024, $14.6 million, or a cumulative 3 bps benefit to CET1, was deferred.
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
Synovus declared common stock dividends of $110.4 million, or $0.76 per common share, for the six months ended June 30, 2024, compared to $111.0 million, or $0.76 per common share, for the six months ended June 30, 2023. In addition, Synovus declared dividends on its preferred stock of $19.4 million for the six months ended June 30, 2024 compared to $16.6 million for the six months ended June 30, 2023.
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
Total deposits at June 30, 2024 decreased $543.4 million compared to December 31, 2023, with a $641.0 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, that was somewhat offset by a $97.6 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits primarily driven by commercial client deployment of excess funds. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At June 30, 2024, contingent sources of liquidity totaled approximately $27.0 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $7.58 billion, subject to FHLB credit policies.
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
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as a result of directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Market and Other General Risk - Recent negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system, and Credit and Liquidity Risk - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity and financial results," of Synovus' 2023 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem or issue its preferred stock, repurchase shares, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average earning assets decreased $1.88 billion in the first six months of 2024 compared to the same period in 2023. The decline in average earning assets primarily resulted from an average total loans, net of unearned income, decrease of $575.8 million, $486.1 million lower average investment securities (amortized cost basis), an average other loans held for sale decline of $437.9 million, and a $231.0 million decrease in average other earning assets primarily driven by lower interest-bearing funds held at the Federal Reserve Bank from an elevated cash position amidst banking industry uncertainty that began near the end of the first quarter of 2023. The decrease in average total loans, net of unearned income, was largely due to a continued focus on strategically reducing non-relationship loans, increased paydowns, and a decline in third-party consumer loans from continued run-off. The lower average investment securities (amortized cost basis) were primarily due to the transfer of investment securities from AFS to HTM on April 1, 2024, which included unrealized losses at the date of transfer that will be amortized over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The decline in average other loans held for sale was primarily attributable to sales of third-party consumer loans in 2023.
Average interest-bearing liabilities increased $538.2 million for the first six months of 2024 compared to the same period in 2023. The increase in average interest-bearing liabilities largely resulted from increases of $3.91 billion and $1.20 billion in average time deposits and average interest-bearing demand deposits, respectively, partially offset by a decrease of $1.21 billion in average money market accounts, as well as decreases of $972.5 million, and $1.77 billion in average other short-term borrowings and average long-term debt, respectively. The increases in time deposits and interest-bearing demand deposits and decrease in money market accounts were correlated as fluctuations between these categories have been driven by the rate environment. The decreases in other short-term borrowings and long-term debt were largely due to the ongoing management of our liquidity position. Average non-interest-bearing demand deposits decreased $2.36 billion for the first six months of 2024 compared to the same period in 2023 primarily due to the continued pressures from the rate environment and client deployment of excess funds.
Net interest income for the six months ended June 30, 2024 was $853.8 million, down $82.4 million, or 9%, compared to the same period in 2023. Net interest margin was down 20 bps over the comparable period to 3.12%, impacted by negative deposit remixing and pricing lags within the deposit portfolio.
On a sequential quarter basis, net interest income was up $16.2 million, or 4%, primarily driven by improved loan yields, the residual impact of hedge maturities in the first quarter of 2024, and the repositioning of the investment securities portfolio in the second quarter of 2024. In addition, total average deposit costs were relatively stable, and deposit mix trends resulted in a more modest headwind. Net interest margin for the second quarter of 2024 was up 16 bps compared to the first quarter of 2024 largely due to the same factors that drove net interest income higher along with a positive impact from the transfer of investment securities from AFS to HTM, which reduced earning assets. The transfer of investment securities from AFS to HTM added 4 bps to the net interest margin sequentially. The repositioning of the investment securities portfolio added 5 bps to the net interest margin sequentially as the book yield of AFS securities purchased was approximately 5.0% while the book yield of AFS securities sold was approximately 1.4%. We continue to expect net interest margin expansion, driven by fixed-rate asset repricing and hedge maturities in the fourth quarter of 2024, as well as the full impact of the investment securities repositioning which was completed in May of 2024. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Investment Securities" in this Report for more information on the securities transfer and repositioning.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2024 and 2023, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended June 30,						2024 Compared to 2023
	2024			2023			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$35,006,497	$593,715	6.82%	$35,628,637	$566,823	6.38%	$(9,869)	$36,761	$26,892
Consumer loans (2)	8,358,325	109,206	5.23	8,470,478	104,545	4.94	(1,377)	6,038	4,661
Less: Allowance for loan losses	(492,640)	—	—	(466,700)	—	—	—	—	—
Loans, net	42,872,182	702,921	6.59	43,632,415	671,368	6.17	(11,246)	42,799	31,553
Total investment securities(4)	10,373,792	78,891	3.04	11,200,717	60,421	2.16	(4,441)	22,911	18,470
Trading account assets	8,809	162	7.37	21,328	309	5.80	(181)	34	(147)
Other earning assets(5)	1,271,953	16,800	5.23	1,446,425	18,081	4.95	(2,143)	862	(1,281)
FHLB and Federal Reserve Bank stock	189,706	2,687	5.67	280,248	4,301	6.14	(1,382)	(232)	(1,614)
Mortgage loans held for sale	37,364	666	7.13	54,603	852	6.24	(268)	82	(186)
Other loans held for sale	96,180	466	1.92	546,224	4,949	3.58	(4,006)	(477)	(4,483)
Total interest earning assets	$54,849,986	$802,593	5.89%	$57,181,960	$760,281	5.33%	$(23,667)	$65,979	$42,312
Cash and due from banks	531,604			646,066
Premises and equipment	376,293			369,039
Other real estate	18,003			—
Cash surrender value of bank-owned life insurance	1,121,764			1,095,866
Other assets(6)	2,349,199			1,222,146
Total assets	$59,246,849			$60,515,077
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,789,288	$68,809	2.57%	$9,891,375	$41,803	1.70%	$3,795	$23,211	$27,006
Money market accounts	12,617,120	99,380	3.17	13,468,210	85,397	2.54	(5,375)	19,358	13,983
Savings deposits	1,036,321	304	0.12	1,276,040	281	0.09	(54)	77	23
Time deposits	8,382,774	93,431	4.48	4,866,221	39,551	3.26	28,503	25,377	53,880
Brokered deposits	5,483,298	73,830	5.42	6,342,751	74,748	4.73	(10,107)	9,189	(918)
Federal funds purchased and securities sold under repurchase agreements	114,595	570	1.97	88,591	351	1.57	101	118	219
Other short-term borrowings	108,946	1,530	5.55	455,050	5,566	4.84	(4,165)	129	(4,036)
Long-term debt	1,666,731	28,390	6.79	3,821,126	55,915	5.82	(31,175)	3,650	(27,525)
Total interest-bearing liabilities	40,199,073	$366,244	3.66%	40,209,364	$303,612	3.03%	$(18,477)	$81,109	$62,632
Non-interest-bearing demand deposits	12,099,256			13,874,482
Other liabilities	1,932,822			1,556,863
Total equity	5,015,698			4,874,368
Total liabilities and shareholders' equity	$59,246,849			$60,515,077
Net interest income and net interest margin, taxable equivalent (7)		$436,349	3.20%		$456,669	3.20%	$(5,190)	$(15,130)	$(20,320)
Less: taxable-equivalent adjustment		1,351			1,138
Net interest income		$434,998			$455,531

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2024 - $12.3 million, 2023 - $11.3 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4) Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(727.6) million and $(1.46) billion for the three months ended June 30, 2024 and 2023, respectively.
(7)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2024 Compared to 2023
	2024			2023			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,975,147	$1,177,174	6.77%	$35,331,375	$1,093,352	6.24%	$(11,054)	$94,876	$83,822
Consumer loans (2)	8,396,215	218,773	5.23	8,615,748	208,693	4.87	(5,316)	15,396	10,080
Less: Allowance for loan losses	(486,893)	—	—	(456,005)	—	—	—	—	—
Loans, net	42,884,469	$1,395,947	6.54%	43,491,118	$1,302,045	6.03%	$(16,370)	$110,272	$93,902
Total investment securities(4)	10,761,017	150,797	2.80	11,247,080	121,475	2.16	(5,221)	34,543	29,322
Trading account assets	10,188	227	4.47	16,360	434	5.30	(163)	(44)	(207)
Other earning assets(5)	1,248,958	32,973	5.23	1,479,926	35,292	4.74	(6,051)	3,732	(2,319)
FHLB and Federal Reserve Bank stock	188,766	4,960	5.26	293,518	7,656	5.22	(2,719)	23	(2,696)
Mortgage loans held for sale	33,569	1,161	6.92	45,600	1,418	6.22	(372)	115	(257)
Other loans held for sale	57,323	549	1.89	495,240	9,960	4.00	(8,711)	(700)	(9,411)
Total interest earning assets	55,184,290	$1,586,614	5.78%	57,068,842	$1,478,280	5.22%	$(39,607)	$147,941	$108,334
Cash and due from banks	528,178			644,791
Premises and equipment	373,335			369,654
Other real estate	9,032			—
Cash surrender value of bank-owned life insurance	1,118,233			1,093,486
Other assets(6)	1,921,473			1,148,600
Total assets	$59,134,541			$60,325,373
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,689,814	$134,224	2.53%	$9,493,481	$65,024	1.38%	$8,209	$60,991	$69,200
Money market accounts	12,721,753	202,509	3.20	13,929,069	158,012	2.29	(13,748)	58,245	44,497
Savings deposits	1,046,704	591	0.11	1,322,846	491	0.07	(96)	196	100
Time deposits	8,142,812	179,924	4.44	4,237,249	61,047	2.91	56,515	62,362	118,877
Brokered deposits	5,610,371	151,172	5.42	5,950,539	131,141	4.44	(7,510)	27,541	20,031
Federal funds purchased and securities sold under repurchase agreements	114,076	1,218	2.11	110,852	1,021	1.83	29	168	197
Other short-term borrowings	90,361	2,485	5.44	1,062,908	24,559	4.60	(22,246)	172	(22,074)
Long-term debt	1,715,736	57,985	6.74	3,486,453	98,444	5.63	(49,573)	9,114	(40,459)
Total interest-bearing liabilities	40,131,627	$730,108	3.66%	39,593,397	$539,739	2.75%	$(28,420)	$218,789	$190,369
Non-interest-bearing demand deposits	12,085,463			14,441,205
Other liabilities	1,857,741			1,539,939
Total equity	5,059,710			4,750,832
Total liabilities and shareholders' equity	$59,134,541			$60,325,373
Net interest income and net interest margin, taxable equivalent (7)		$856,506	3.12%		$938,541	3.32%	$(11,187)	$(70,848)	$(82,035)
Less: taxable-equivalent adjustment		2,662			2,258
Net interest income		$853,844			$936,283

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2024 - $22.9 million, 2023 - $22.8 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes interest-bearing funds with Federal Reserve Bank, interest earning deposits with banks, and federal funds sold and securities purchased under resale agreements.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(1.04) billion and $(1.49) billion for the six months ended June 30, 2024 and 2023, respectively.
(7)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors for both loans and deposits. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 45% as of the most recently reported period. This process is reviewed and updated on an on-going basis in a manner consistent with Synovus’ ALCO governance framework.
Synovus has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to June 30, 2024 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 5.25% to 5.50% as of June 30, 2024 and the prime rate of 8.50% as of June 30, 2024. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 2.8% and 1.4% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 1.5% and 2.9% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at June 30, 2024, with comparable information for December 31, 2023.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	June 30, 2024	December 31, 2023
+200	2.8%	3.7%
+100	1.4	1.9
-100	(1.5)	(2.0)
-200	(2.9)	(4.1)
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
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during periods of rising interest rates as we experienced during the prior year along with volatility in interest rates during the current year. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.

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
As of June 30, 2024 and December 31, 2023, Synovus had $4.60 billion and $5.60 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of June 30, 2024 and December 31, 2023, Synovus had $2.38 billion and $2.56 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
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
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue, adjusted tangible efficiency ratio, adjusted pre-provision net revenue (PPNR), adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio, are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, PPNR, net income (loss) available to common shareholders, net income (loss) per common share, diluted, return on average assets, return on average common equity, and the ratio of total shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted revenue and adjusted non-interest revenue are measures used by management to evaluate total revenue and non-interest revenue exclusive of net investment securities gains (losses), fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted PPNR is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by stakeholders to assess our capital position. The computations of these measures are set forth in the tables below.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Adjusted non-interest revenue
Total non-interest revenue	$(128,851)	$112,276	$(9,963)	$245,402
Investment securities (gains) losses, net	256,660	—	256,660	(1,030)
Recovery of NPA	—	—	—	(13,126)
Fair value adjustment on non-qualified deferred compensation	(561)	(1,598)	(2,860)	(2,969)
Adjusted non-interest revenue	$127,248	$110,678	$243,837	$228,277

Adjusted non-interest expense
Total non-interest expense	$301,801	$307,181	$624,542	$629,034
(Loss) gain on other loans held for sale	—	(2,360)	—	(19,110)
Restructuring (charges) reversals	658	110	(866)	843
Valuation adjustment to Visa derivative	—	(3,027)	—	(3,027)
Gain (loss) on early extinguishment of debt	—	377	—	377
Fair value adjustment on non-qualified deferred compensation	(561)	(1,598)	(2,860)	(2,969)
Adjusted non-interest expense	$301,898	$300,683	$620,816	$605,148

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Adjusted revenue and adjusted tangible efficiency ratio
Adjusted non-interest expense	$301,898	$300,683	$620,816	$605,148
Amortization of intangibles	(2,907)	(2,420)	(5,814)	(4,277)
Adjusted tangible non-interest expense	$298,991	$298,263	$615,002	$600,871

Net interest income	$434,998	$455,531	$853,844	$936,283
Tax equivalent adjustment	1,351	1,138	2,662	2,258
Net interest income taxable equivalent	$436,349	$456,669	$856,506	$938,541

Net interest income	$434,998	$455,531	$853,844	$936,283
Total non-interest revenue	(128,851)	112,276	(9,963)	245,402
Total revenue	$306,147	$567,807	$843,881	$1,181,685
Tax equivalent adjustment	1,351	1,138	2,662	2,258
Total TE revenue	$307,498	$568,945	$846,543	$1,183,943
Recovery of NPA	—	—	—	(13,126)
Investment securities (gains) losses, net	256,660	—	256,660	(1,030)
Fair value adjustment on non-qualified deferred compensation	(561)	(1,598)	(2,860)	(2,969)
Adjusted revenue	$563,597	$567,347	$1,100,343	$1,166,818
Efficiency ratio-TE	98.15%	53.99%	73.78%	53.13%
Adjusted tangible efficiency ratio	53.05	52.57	55.89	51.50

Adjusted pre-provision net revenue
Net interest income	$434,998	$455,531	$853,844	$936,283
Total non-interest revenue	(128,851)	112,276	(9,963)	245,402
Total non-interest expense	(301,801)	(307,181)	(624,542)	(629,034)
Pre-provision net revenue (PPNR)	$4,346	$260,626	$219,339	$552,651

Adjusted revenue	$563,597	$567,347	$1,100,343	$1,166,818
Adjusted non-interest expense	(301,898)	(300,683)	(620,816)	(605,148)
Adjusted PPNR	$261,699	$266,664	$479,527	$561,670

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income (loss) available to common shareholders	$(23,741)	$165,819	$91,081	$359,688
Recovery of NPA	—	—	—	(13,126)
Loss (gain) on other loans held for sale	—	2,360	—	19,110
Restructuring charges (reversals)	(658)	(110)	866	(843)
Valuation adjustment to Visa derivative	—	3,027	—	3,027
(Gain) loss on early extinguishment of debt	—	(377)	—	(377)
Investment securities (gains) losses, net	256,660	—	256,660	(1,030)
Tax effect of adjustments (1)	(62,644)	(1,193)	(63,016)	(1,646)
Adjusted net income available to common shareholders	$169,617	$169,526	$285,591	$364,803
Weighted average common shares outstanding, diluted (2)	145,565	146,550	146,568	146,644
Net income (loss) per common share, diluted	$(0.16)	$1.13	$0.62	$2.45
Adjusted net income per common share, diluted	1.16	1.16	1.95	2.49
(1) An assumed marginal tax rate of 24.5% for 2024 and 24.3% for 2023 was applied.
(2) Diluted shares of 146,034 (in thousands) used to calculate 2Q24 adjusted diluted earnings per share.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Adjusted return on average assets (annualized)
Net income (loss)	$(14,680)	$173,944	$109,390	$376,103
Recovery of NPA	—	—	—	(13,126)
Loss (gain) on other loans held for sale	—	2,360	—	19,110
Restructuring charges (reversals)	(658)	(110)	866	(843)
Valuation adjustment to Visa derivative	—	3,027	—	3,027
(Gain) loss on early extinguishment of debt	—	(377)	—	(377)
Investment securities (gains) losses, net	256,660	—	256,660	(1,030)
Tax effect of adjustments (1)	(62,644)	(1,193)	(63,016)	(1,646)
Adjusted net income	$178,678	$177,651	$303,900	$381,218
Net income (loss) annualized	$(59,043)	$697,687	$219,982	$758,440
Adjusted net income annualized	$718,639	$712,556	$611,140	$768,755
Total average assets	$59,246,849	$60,515,077	$59,134,541	$60,325,373
Return on average assets (annualized)	(0.10)%	1.15%	0.37%	1.26%
Adjusted return on average assets (annualized)	1.21	1.18	1.03	1.27
(1) An assumed marginal tax rate of 24.5% for 2024 and 24.3% for 2023 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	June 30, 2024	March 31, 2024	June 30, 2023
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income (loss) available to common shareholders	$(23,741)	$114,822	$165,819
Loss (gain) on other loans held for sale	—	—	2,360
Restructuring charges (reversals)	(658)	1,524	(110)
Valuation adjustment to Visa derivative	—	—	3,027
(Gain) loss on early extinguishment of debt	—	—	(377)
Investment securities (gains) losses, net	256,660	—	—
Tax effect of adjustments (1)	(62,644)	(373)	(1,193)
Adjusted net income available to common shareholders	$169,617	$115,973	$169,526

Adjusted net income available to common shareholders annualized	$682,196	$466,441	$679,967
Amortization of intangibles, annualized net of tax	8,831	8,831	7,344
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$691,027	$475,272	$687,311

Net income (loss) available to common shareholders annualized	$(95,486)	$461,812	$665,098
Amortization of intangibles, annualized net of tax	8,831	8,831	7,344
Net income (loss) available to common shareholders excluding amortization of intangibles annualized	$(86,655)	$470,643	$672,442

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,455,198	$4,542,616	$4,303,722
Average goodwill	(480,902)	(480,440)	(460,118)
Average other intangible assets, net	(41,547)	(44,497)	(36,738)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$3,932,749	$4,017,679	$3,806,866
Return on average common equity (annualized)	(2.1)%	10.2%	15.5%
Adjusted return on average common equity (annualized)	15.3	10.3	15.8
Return on average tangible common equity (annualized)	(2.2)	11.7	17.7
Adjusted return on average tangible common equity (annualized)	17.6	11.8	18.1
(1) An assumed marginal tax rate of 24.5% for 2024 and 24.3% for 2023 was applied.

(dollars in thousands)	June 30, 2024	December 31, 2023	June 30, 2023
Tangible common equity ratio
Total assets	$59,606,343	$59,809,534	$60,655,591
Goodwill	(480,440)	(480,440)	(475,573)
Other intangible assets, net	(40,114)	(45,928)	(61,538)
Tangible assets	$59,085,789	$59,283,166	$60,118,480

Total Synovus Financial Corp. shareholders' equity	$5,053,606	$5,119,993	$4,782,528
Goodwill	(480,440)	(480,440)	(475,573)
Other intangible assets, net	(40,114)	(45,928)	(61,538)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$3,995,907	$4,056,480	$3,708,272
Total Synovus Financial Corp. shareholders' equity to total assets ratio	8.48%	8.56%	7.88%
Tangible common equity ratio	6.76	6.84	6.17

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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

Table 15 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2024	—	$—	—	$270,112
May 1 to May 31, 2024	1,598	39.65	1,598	206,745
June 1 to June 30, 2024	733	37.41	733	179,316
Total	2,331	$38.95	2,331

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions, other transaction expenses, and the 1 percent excise tax charged on public company share repurchases.
The foregoing common stock repurchases during the second quarter of 2024 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

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

SYNOVUS FINANCIAL CORP.

August 2, 2024	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)