Form 10-Q
period 2024-09-30
SYNOVUS FINANCIAL CORP
filed 2024-11-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 31, 2024, 141,665,266 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
ASU – Accounting Standards Update
ATM – Automatic teller machine
Basel III – The third Basel Accord developed by the Basel Committee on Banking Supervision to strengthen existing regulatory capital requirements
Board – Synovus' Board of Directors
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
ERM – Enterprise risk management
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
Parent Company – Synovus Financial Corp.
PPNR – Pre-provision net revenue
Qualpay – Qualpay, Inc.
Report – This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024
SBA – Small Business Administration
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
Treasury – United States Department of Treasury
UPB – Unpaid principal balance
U.S. – United States
Visa – The Visa U.S.A., Inc. card association or its affiliates, collectively
Visa Class A shares – Class A shares of common stock issued by Visa are publicly traded shares which are not subject to restrictions on sale
Visa Class B shares – Class B shares of common stock issued by Visa which are subject to restrictions with respect to sale until all of the Covered Litigation has been settled. Class B (B-1 and B-2) shares will be convertible into Visa Class A shares using a then-current conversion ratio upon the lifting of restrictions with respect to sale of Visa Class B shares
Visa derivative – A derivative contract with the purchaser of Visa Class B shares which provides for settlements between the purchaser and Synovus based upon a change in the ratio for conversion of Visa Class B shares into Visa Class A shares

iii

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2024	December 31, 2023
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$1,807,641	$2,414,103
Federal funds sold and securities purchased under resale agreements	45,971	37,323
Total cash, cash equivalents, and restricted cash	1,853,612	2,451,426
Investment securities held to maturity	2,622,457	—
Investment securities available for sale	7,554,168	9,788,662
Loans held for sale (includes $36,943 and $47,338 measured at fair value, respectively)	121,470	52,768
Loans, net of deferred fees and costs	43,120,674	43,404,490
Allowance for loan losses	(484,985)	(479,385)
Loans, net	42,635,689	42,925,105
Cash surrender value of bank-owned life insurance	1,133,652	1,112,030
Premises, equipment, and software, net	380,267	365,851
Goodwill	480,440	480,440
Other intangible assets, net	37,207	45,928
Other assets	2,770,666	2,587,324
Total assets	$59,589,628	$59,809,534
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$11,561,626	$12,507,616
Interest-bearing deposits	38,632,114	38,231,569
Total deposits	50,193,740	50,739,185
Federal funds purchased and securities sold under repurchase agreements	94,055	189,074
Other short-term borrowings	—	3,496
Long-term debt	2,021,050	1,932,534
Other liabilities	1,902,612	1,801,097
Total liabilities	54,211,457	54,665,386
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,142 shares; issued 172,077,277 and 171,360,188, respectively; outstanding 141,997,383 and 146,705,330, respectively	172,077	171,360
Additional paid-in capital	3,976,706	3,955,819
Treasury stock, at cost; 30,079,894 and 24,654,858 shares, respectively	(1,167,130)	(944,484)
Accumulated other comprehensive income (loss), net	(773,786)	(1,117,073)
Retained earnings	2,610,964	2,517,226
Total Synovus Financial Corp. shareholders' equity	5,355,976	5,119,993
Noncontrolling interest in subsidiary	22,195	24,155
Total equity	5,378,171	5,144,148
Total liabilities and equity	$59,589,628	$59,809,534

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$700,657	$686,094	$2,093,942	$1,985,881
Investment securities	87,643	61,642	238,440	183,118
Loans held for sale	1,045	17,914	2,755	29,292
Federal Reserve Bank balances	17,416	15,483	48,077	49,711
Other earning assets	3,746	4,906	11,245	14,059
Total interest income	810,507	786,039	2,394,459	2,262,061
Interest expense:
Deposits	345,314	292,060	1,013,734	707,774
Long-term debt	24,055	50,524	82,041	148,968
Other borrowings	398	296	4,101	25,877
Total interest expense	369,767	342,880	1,099,876	882,619
Net interest income	440,740	443,159	1,294,583	1,379,442
Provision for (reversal of) credit losses	23,434	72,572	103,818	143,607
Net interest income after provision for (reversal of) credit losses	417,306	370,587	1,190,765	1,235,835
Non-interest revenue:
Service charges on deposit accounts	23,683	21,385	68,403	67,836
Fiduciary and asset management fees	19,714	20,205	58,455	59,928
Card fees	18,439	18,602	57,343	51,485
Brokerage revenue	20,810	21,387	63,974	68,043
Mortgage banking income	4,033	3,671	11,395	12,138
Capital markets income	10,284	7,980	31,988	32,589
Income from bank-owned life insurance	8,442	6,965	23,886	21,106
Investment securities gains (losses), net	—	—	(256,660)	1,030
Recovery of NPA	—	—	—	13,126
Other non-interest revenue	18,575	6,944	55,233	25,260
Total non-interest revenue	123,980	107,139	114,017	352,541
Non-interest expense:
Salaries and other personnel expense	184,814	179,741	552,742	551,667
Net occupancy, equipment, and software expense	46,977	45,790	140,200	131,435
Third-party processing and other services	21,552	21,439	63,593	64,932
Professional fees	10,854	10,147	34,140	28,707
FDIC insurance and other regulatory fees	7,382	11,837	37,694	33,266
Restructuring charges (reversals)	1,219	17,319	2,084	16,476
Loss on other loans held for sale	—	30,954	—	50,064
Other operating expense	40,892	36,305	107,779	106,019
Total non-interest expense	313,690	353,532	938,232	982,566
Income before income taxes	227,596	124,194	366,550	605,810
Income tax expense	46,912	27,729	76,476	133,242
Net income	180,684	96,465	290,074	472,568
Less: Net income (loss) attributable to noncontrolling interest	(871)	(630)	(1,960)	(796)
Net income attributable to Synovus Financial Corp.	181,555	97,095	292,034	473,364
Less: Preferred stock dividends	11,927	9,672	31,325	26,254
Net income available to common shareholders	$169,628	$87,423	$260,709	$447,110
Net income per common share, basic	$1.19	$0.60	$1.80	$3.06
Net income per common share, diluted	1.18	0.60	1.79	3.05
Weighted average common shares outstanding, basic	143,144	146,170	145,039	146,028
Weighted average common shares outstanding, diluted	143,979	146,740	145,718	146,683

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,
	2024			2023
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$227,596	$(46,912)	$180,684	$124,194	$(27,729)	$96,465
Unamortized holding (losses) gains on investment securities transferred to held to maturity:
Net unamortized unrealized holding (losses) gains on available for sale investment securities transferred to held to maturity	—	—	—	—	—	—
Reclassification adjustment for the change in unamortized holding (losses) gains on held to maturity investment securities	19,834	(4,790)	15,044	—	—	—
Net change	19,834	(4,790)	15,044	—	—	—
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	255,064	(61,598)	193,466	(384,866)	93,676	(291,190)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—
Net change	255,064	(61,598)	193,466	(384,866)	93,676	(291,190)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	52,985	(12,796)	40,189	(39,096)	9,516	(29,580)
Reclassification adjustment for realized (gains) losses included in net income	36,768	(8,879)	27,889	48,296	(11,755)	36,541
Net change	89,753	(21,675)	68,078	9,200	(2,239)	6,961
Total other comprehensive income (loss)	$364,651	$(88,063)	$276,588	$(375,666)	$91,437	$(284,229)
Comprehensive income (loss)			457,272			(187,764)
Less: comprehensive income (loss) attributable to noncontrolling interest			(871)			(630)
Comprehensive income (loss) attributable to Synovus Financial Corp.			$458,143			$(187,134)

	Nine Months Ended September 30,
	2024			2023
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$366,550	$(76,476)	$290,074	$605,810	$(133,242)	$472,568
Unamortized holding (losses) gains on investment securities transferred to held to maturity:
Net unamortized unrealized holding (losses) gains on available for sale investment securities transferred to held to maturity	(708,549)	171,115	(537,434)	—	—	—
Reclassification adjustment for the change in unamortized holding (losses) gains on held to maturity investment securities	40,472	(9,774)	30,698	—	—	—
Net change	(668,077)	161,341	(506,736)	—	—	—
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	773,230	(186,735)	586,495	(341,310)	83,075	(258,235)
Reclassification adjustment for realized (gains) losses included in net income	256,660	(61,983)	194,677	(1,030)	251	(779)
Net change	1,029,890	(248,718)	781,172	(342,340)	83,326	(259,014)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(22,345)	5,396	(16,949)	(102,218)	24,880	(77,338)
Reclassification adjustment for realized (gains) losses included in net income	113,118	(27,318)	85,800	130,935	(31,870)	99,065
Net change	90,773	(21,922)	68,851	28,717	(6,990)	21,727
Total other comprehensive income (loss)	$452,586	$(109,299)	$343,287	$(313,623)	$76,336	$(237,287)
Comprehensive income			633,361			235,281
Less: comprehensive income (loss) attributable to noncontrolling interest			(1,960)			(796)
Comprehensive income attributable to Synovus Financial Corp.			$635,321			$236,077

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at June 30, 2024	$537,145	$171,936	$3,965,751	$(1,066,239)	$(1,050,374)	$2,495,387	23,066	$5,076,672
Net income (loss)	—	—	—	—	—	181,555	(871)	180,684
Other comprehensive income (loss), net of income taxes	—	—	—	—	276,588	—	—	276,588
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(53,932)	—	(53,932)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(11,927)	—	(11,927)
Repurchases of common stock including costs to repurchase	—	—	—	(100,891)	—	—	—	(100,891)
Restricted share unit vesting and taxes paid related to net share settlement	—	22	(442)	—	—	(119)	—	(539)
Stock options exercised, net	—	119	3,668	—	—	—	—	3,787
Share-based compensation expense	—	—	7,729	—	—	—	—	7,729
Balance at September 30, 2024	$537,145	$172,077	$3,976,706	$(1,167,130)	$(773,786)	$2,610,964	$22,195	$5,378,171

Balance at June 30, 2023	$537,145	$170,808	$3,933,548	$(944,484)	$(1,395,175)	$2,480,686	$25,240	$4,807,768
Net income (loss)	—	—	—	—	—	97,095	(630)	96,465
Other comprehensive income (loss), net of income taxes	—	—	—	—	(284,229)	—	—	(284,229)
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,564)	—	(55,564)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(9,672)	—	(9,672)
Restricted share unit vesting and taxes paid related to net share settlement	—	51	(589)	—	—	(211)	—	(749)
Stock options exercised, net	—	1	8	—	—	—	—	9
Share-based compensation expense	—	—	7,540	—	—	—	—	7,540
Balance at September 30, 2023	$537,145	$170,860	$3,940,507	$(944,484)	$(1,679,404)	$2,512,334	$24,610	$4,561,568

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148
Net income (loss)	—	—	—	—	—	292,034	(1,960)	290,074
Other comprehensive income (loss), net of income taxes	—	—	—	—	343,287	—	—	343,287
Cash dividends declared on common stock - $1.14 per share	—	—	—	—	—	(164,352)	—	(164,352)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(31,325)	—	(31,325)
Repurchases of common stock including costs to repurchase	—	—	—	(222,646)	—	—	—	(222,646)
Restricted share unit vesting and taxes paid related to net share settlement	—	510	(9,059)	—	—	(2,619)	—	(11,168)
Stock options exercised, net	—	207	5,707	—	—	—	—	5,914
Share-based compensation expense	—	—	24,239	—	—	—	—	24,239
Balance at September 30, 2024	$537,145	$172,077	$3,976,706	$(1,167,130)	$(773,786)	$2,610,964	$22,195	$5,378,171

Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	473,364	(796)	472,568
Other comprehensive income (loss), net of income taxes	—	—	—	—	(237,287)	—	—	(237,287)
Cash dividends declared on common stock - $1.14 per share	—	—	—	—	—	(166,602)	—	(166,602)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(26,254)	—	(26,254)
Restricted share unit vesting and taxes paid related to net share settlement	—	517	(8,821)	—	—	(2,647)	—	(10,951)
Stock options exercised, net	—	202	3,532	—	—	—	—	3,734
Share-based compensation expense	—	—	25,450	—	—	—	—	25,450
Acquisition of non-controlling interest	—	—	—	—	—	—	25,406	25,406
Balance at September 30, 2023	$537,145	$170,860	$3,940,507	$(944,484)	$(1,679,404)	$2,512,334	$24,610	$4,561,568

(1)    For the three months ended September 30, 2024, dividends per share were $0.57 for Series D and $0.52 for Series E Preferred Stock. For the three months ended September 30, 2023, dividends per share were $0.57 for Series D and $0.37 for Series E Preferred Stock.
(2)    For the nine months ended September 30, 2024, dividends per share were $1.71 for Series D and $1.26 for Series E Preferred Stock. For the nine months ended September 30, 2023, dividends per share were $1.35 for Series D and $1.10 for Series E Preferred Stock.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2024	2023
Operating Activities
Net income	$290,074	$472,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	103,818	143,607
Depreciation, amortization, and accretion, net	47,548	63,554
Deferred income tax expense (benefit)	15,016	22,827
Originations of loans held for sale	(4,540,026)	(468,407)
Proceeds from sales and payments on loans held for sale	4,479,035	798,317
Gain on sales of loans held for sale, net	(7,973)	(7,781)
(Increase) decrease in other assets	(275,999)	(245,928)
Increase (decrease) in other liabilities	169,197	170,688
Investment securities (gains) losses, net	256,660	(1,030)
Share-based compensation expense	24,063	24,851
Loss on sales of loans	—	50,064
Net gain on sales of other real estate and other assets held for sale	(1,202)	(4,088)
Other	—	(2,832)
Net cash provided by (used in) operating activities	560,211	1,016,410
Investing Activities
Net cash received (paid) for business combination and divestiture	—	8,359
Proceeds from maturities and principal collections of investment securities held to maturity	129,572	—
Proceeds from maturities and principal collections of investment securities available for sale	477,981	714,090
Proceeds from sales of investment securities available for sale	1,365,923	82,595
Purchases of investment securities available for sale	(2,255,313)	(709,932)
Net proceeds from sales of loans	25,125	1,642,232
Purchases of loans	—	(10,623)
Net (increase) decrease in loans	139,975	(1,750,770)
Net (purchases) redemptions of Federal Home Loan Bank stock	(3,587)	95,185
Net (purchases) redemptions of Federal Reserve Bank stock	(12,341)	(15,679)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	2,324	3,360
Net increase in premises, equipment and software	(44,384)	(20,557)
Proceeds from sales of other real estate and other assets held for sale	25,534	9,367
Net cash provided by (used in) investing activities	(149,191)	47,627
Financing Activities
Net increase (decrease) in deposits	(562,130)	1,339,392
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(95,019)	(48,318)
Net increase (decrease) in other short-term borrowings	(3,496)	(601,022)
Repayments and redemption of long-term debt	(1,075,000)	(4,621,226)
Proceeds from long-term debt, net	1,150,000	3,220,912
Dividends paid to common shareholders	(166,170)	(160,503)
Dividends paid to preferred shareholders	(29,119)	(26,204)
Repurchases of common stock	(222,646)	—
Issuances, net of taxes paid, under equity compensation plans	(5,254)	(7,217)
Net cash provided by (used in) financing activities	(1,008,834)	(904,186)
Increase (decrease) in cash and cash equivalents including restricted cash	(597,814)	159,851
Cash, cash equivalents, and restricted cash, at beginning of period	2,451,426	1,977,780
Cash, cash equivalents, and restricted cash at end of period	$1,853,612	$2,137,631

Supplemental Disclosures:
Income taxes paid	$33,517	$60,082
Interest paid	1,130,654	780,407
Non-cash Activities
Loans foreclosed and transferred to other real estate	21,992	—
Investment securities transferred from available for sale to held to maturity	2,715,635	—
Settlement of acquired debt	—	31,109
See accompanying notes to unaudited interim consolidated financial statements.

Notes to Unaudited Interim Consolidated Financial Statements
Note 1 - Basis of Presentation and Accounting Policies
General
The accompanying unaudited interim consolidated financial statements of Synovus Financial Corp. include the accounts of the Parent Company and its consolidated subsidiaries. Synovus Financial Corp. is a financial services company and a registered bank holding company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including wealth services, treasury management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities.
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
Significant Accounting Policies Update
During the second quarter of 2024, Synovus transferred $2.72 billion in fair value of mortgage-backed securities from available for sale to held to maturity. At the time of transfer, $537.4 million of unrealized losses, net of tax, were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities.
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
		Annual periods beginning on January 1, 2024	The Company will present the new disclosure requirements for the annual period beginning on January 1, 2024, and interim periods starting on January 1, 2025. The Company is currently finalizing its accounting policies and processes over the incremental segment information that will be required to be disclosed in the Segment Reporting footnote in the Form 10-K.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	January 1, 2025	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote in the Form 10-K.

Note 2 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at September 30, 2024 and December 31, 2023 are summarized below.

	September 30, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,622,457	$105,441	$—	$2,727,898
Total investment securities held to maturity(1)	$2,622,457	$105,441	$—	$2,727,898

Investment securities available for sale:
U.S. Treasury securities	$1,182,732	$31,631	$—	$1,214,363
U.S. Government agency securities	29,993	—	(380)	29,613
Mortgage-backed securities issued by U.S. Government agencies	1,594,649	17,120	(86,678)	1,525,091
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,242,750	5,290	(178,671)	2,069,369
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	674,333	350	(89,295)	585,388
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,093,328	54,817	(26,532)	2,121,613
Corporate debt securities and other debt securities	9,085	—	(354)	8,731
Total investment securities available for sale(2)	$7,826,870	$109,208	$(381,910)	$7,554,168

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$588,082	$9,547	$—	$597,629
U.S. Government agency securities	29,993	—	(1,053)	28,940
Mortgage-backed securities issued by U.S. Government agencies	1,021,612	2,037	(97,985)	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,523,399	1,192	(1,094,212)	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	692,487	—	(104,892)	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,226,672	18,764	(35,653)	1,209,783
Corporate debt securities and other debt securities	9,009	—	(337)	8,672
Total investment securities available for sale(2)	$11,091,254	$31,540	$(1,334,132)	$9,788,662

(1) The amounts reported exclude accrued interest receivable on investment securities HTM of $5.8 million at September 30, 2024, which is presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of investment securities HTM includes a discount of $(668.1) million at September 30, 2024 related to the unamortized portion of unrealized losses on investment securities HTM.
(2) The amounts reported exclude accrued interest receivable on investment securities AFS of $28.6 million and $26.6 million at September 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets.
At September 30, 2024, investment securities AFS and investment securities HTM with carrying values of $2.47 billion and $2.34 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
At December 31, 2023, investment securities AFS with a carrying value of $5.19 billion were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
On April 1, 2024, Synovus transferred $2.72 billion in fair value of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS to HTM. At the time of transfer, $537.4 million of unrealized losses, net of tax, were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. The transfer of these securities from AFS to HTM reduces our exposure to potential AOCI volatility associated with investment security market price fluctuations.
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

Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023 are presented below.

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$—	$—	$—	$—	$—	$—
U.S. Government agency securities	—	—	29,613	(380)	29,613	(380)
Mortgage-backed securities issued by U.S. Government agencies	40,410	(483)	621,818	(86,195)	662,228	(86,678)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	1,655,295	(178,671)	1,655,295	(178,671)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	554,911	(89,295)	554,911	(89,295)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	—	283,330	(26,532)	283,330	(26,532)
Corporate debt securities and other debt securities	—	—	8,730	(354)	8,730	(354)
Total	$40,410	$(483)	$3,153,697	$(381,427)	$3,194,107	$(381,910)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$28,940	$(1,053)	$28,940	$(1,053)
Mortgage-backed securities issued by U.S. Government agencies	159,402	(1,268)	565,358	(96,717)	724,760	(97,985)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	215,917	(1,193)	6,045,914	(1,093,019)	6,261,831	(1,094,212)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	587,595	(104,892)	587,595	(104,892)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	34,406	(205)	276,675	(35,448)	311,081	(35,653)
Corporate debt securities and other debt securities	—	—	8,672	(337)	8,672	(337)
Total	$409,725	$(2,666)	$7,513,154	$(1,331,466)	$7,922,879	$(1,334,132)

As of September 30, 2024, Synovus had two investment securities AFS in a loss position for less than 12 months and 211 investment securities AFS in a loss position for 12 months or longer. As of September 30, 2024, Synovus does not intend to sell investment securities AFS in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the AFS securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at September 30, 2024.

At September 30, 2024, no ACL was established for investment securities AFS. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
As of September 30, 2024, all investment securities HTM were rated investment grade or supported by U.S. government agencies and have no history of credit losses supporting the application of a zero-credit loss assumption and no allowance for credit losses.
The amortized cost and fair value by contractual maturity of investment securities HTM and investment securities AFS at September 30, 2024 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Investment securities HTM
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	$—	$—	$—	$2,622,457	$2,622,457
Fair value	—	—	—	2,727,898	2,727,898

Investment securities AFS
U.S. Treasury securities
Amortized cost	$22,741	$774,204	$385,787	$—	$1,182,732
Fair value	22,741	792,477	399,145	—	1,214,363
U.S. Government agency securities
Amortized cost	—	29,993	—	—	29,993
Fair value	—	29,613	—	—	29,613
Mortgage-backed securities issued by U.S. Government agencies
Amortized cost	—	50	3	1,594,596	1,594,649
Fair value	—	49	3	1,525,039	1,525,091
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	—	—	—	2,242,750	2,242,750
Fair value	—	—	—	2,069,369	2,069,369
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	27	8,890	665,416	674,333
Fair value	—	27	8,762	576,599	585,388
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	1,065,288	1,010,913	17,127	2,093,328
Fair value	—	1,080,132	1,026,335	15,146	2,121,613
Corporate debt securities and other debt securities
Amortized cost	—	9,085	—	—	9,085
Fair value	—	8,731	—	—	8,731

Gross gains and gross losses on sales of investment securities AFS for the three and nine months ended September 30, 2024 and 2023 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Gross realized gains on sales	$—	$—	$—	$1,030
Gross realized losses on sales	—	—	(256,660)	—
Investment securities gains (losses), net	$—	$—	$(256,660)	$1,030

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2024 and December 31, 2023.

	September 30, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,442,436	$12,537	$1,936	$14,473	$94,339	$12,665	$14,563,913
Owner-occupied	8,007,986	43,708	—	43,708	47,000	1,390	8,100,084
Total commercial and industrial(1)	22,450,422	56,245	1,936	58,181	141,339	14,055	22,663,997
Investment properties	11,260,803	2,865	610	3,475	80,729	1,542	11,346,549
1-4 family properties	524,304	820	162	982	2,695	149	528,130
Land and development	300,113	1,002	—	1,002	1,690	—	302,805
Total commercial real estate	12,085,220	4,687	772	5,459	85,114	1,691	12,177,484
Consumer mortgages	5,266,124	8,363	—	8,363	48,956	—	5,323,443
Home equity	1,782,849	10,600	—	10,600	15,837	—	1,809,286
Credit cards	178,182	1,589	1,615	3,204	—	—	181,386
Other consumer loans	947,684	11,386	36	11,422	5,972	—	965,078
Total consumer	8,174,839	31,938	1,651	33,589	70,765	—	8,279,193
Loans, net of deferred fees and costs(2)	$42,710,481	$92,870	$4,359	$97,229	$297,218	$15,746	$43,120,674

	December 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,355,414	$12,264	$1,797	$14,061	$66,400	$23,470	$14,459,345
Owner-occupied	8,041,573	6,056	149	6,205	70,784	20,586	8,139,148
Total commercial and industrial(1)	22,396,987	18,320	1,946	20,266	137,184	44,056	22,598,493
Investment properties	11,322,516	740	278	1,018	12,796	26,974	11,363,304
1-4 family properties	595,359	87	—	87	2,605	451	598,502
Land and development	353,477	671	—	671	804	—	354,952
Total commercial real estate	12,271,352	1,498	278	1,776	16,205	27,425	12,316,758
Consumer mortgages	5,359,153	6,462	—	6,462	46,108	—	5,411,723
Home equity	1,785,836	10,374	716	11,090	10,473	—	1,807,399
Credit cards	190,299	1,818	2,024	3,842	—	—	194,141
Other consumer loans	1,053,587	15,574	89	15,663	6,697	29	1,075,976
Total consumer	8,388,875	34,228	2,829	37,057	63,278	29	8,489,239
Loans, net of deferred fees and costs(2)	$43,057,214	$54,046	$5,053	$59,099	$216,667	$71,510	$43,404,490

(1) Includes senior housing loans of $3.10 billion and $3.28 billion at September 30, 2024 and December 31, 2023, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
(2) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $221.9 million and $256.3 million at September 30, 2024 and December 31, 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets.

Pledged Loans
Loans with carrying values of $24.80 billion and $24.31 billion, respectively, were pledged as collateral for borrowings and capacity at September 30, 2024 and December 31, 2023, respectively, to the FHLB and Federal Reserve Bank.
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

The following table summarizes each loan portfolio class by risk grade and origination year as of September 30, 2024 and December 31, 2023 as required under CECL.

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$934,961	$1,028,249	$792,836	$1,193,350	$673,695	$1,674,760	$7,550,482	$51,886	$13,900,219
Special Mention	3,058	18,474	20,814	18,717	3,115	11,610	162,686	—	238,474
Substandard	24,733	11,262	61,038	16,934	34,589	16,657	241,394	4,053	410,660
Doubtful	85	—	—	5,911	390	—	7,238	—	13,624
Loss	—	281	—	—	—	—	655	—	936
Total commercial, financial and agricultural	962,837	1,058,266	874,688	1,234,912	711,789	1,703,027	7,962,455	55,939	14,563,913
Current YTD Period:
Gross charge-offs	4,704	16,181	3,104	8,685	768	3,659	44,633	—	81,734
Owner-occupied
Pass	530,817	990,813	1,523,512	1,285,723	889,231	1,815,520	633,504	—	7,669,120
Special Mention	2,064	2,499	58,020	29,153	33,873	54,748	—	—	180,357
Substandard	2,581	5,371	41,396	29,667	49,172	70,010	36,004	—	234,201
Doubtful	—	—	—	—	—	—	16,406	—	16,406
Total owner-occupied	535,462	998,683	1,622,928	1,344,543	972,276	1,940,278	685,914	—	8,100,084
Current YTD Period:
Gross charge-offs	—	76	—	182	1,538	10,276	—	—	12,072
Total commercial and industrial	1,498,299	2,056,949	2,497,616	2,579,455	1,684,065	3,643,305	8,648,369	55,939	22,663,997
Current YTD Period:
Gross charge-offs	$4,704	$16,257	$3,104	$8,867	$2,306	$13,935	$44,633	$—	$93,806
Investment properties
Pass	503,828	667,123	3,355,278	2,670,450	958,907	2,500,687	197,991	—	10,854,264
Special Mention	4,606	2,234	96,870	138,423	—	68,788	—	—	310,921
Substandard	—	1,210	10,985	83,397	2,045	44,321	—	—	141,958
Doubtful	—	—	—	39,401	—	—	—	—	39,401
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	508,434	670,567	3,463,133	2,931,671	960,952	2,613,801	197,991	—	11,346,549
Current YTD Period:
Gross charge-offs	—	—	174	4,752	—	4,600	—	—	9,526
1-4 family properties
Pass	108,463	94,108	101,161	81,883	29,777	57,377	47,838	—	520,607
Special Mention	—	—	706	604	175	88	—	—	1,573
Substandard	—	1,024	1,835	906	287	1,853	45	—	5,950
Total 1-4 family properties	108,463	95,132	103,702	83,393	30,239	59,318	47,883	—	528,130
Current YTD Period:
Gross charge-offs	—	103	—	—	—	143	—	—	246

	September 30, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	63,215	88,437	57,777	28,347	5,083	43,083	12,762	—	298,704
Special Mention	—	—	476	27	—	519	—	—	1,022
Substandard	—	1,380	—	—	156	1,543	—	—	3,079
Total land and development	63,215	89,817	58,253	28,374	5,239	45,145	12,762	—	302,805
Current YTD Period:
Gross charge-offs	—	—	—	—	35	—	—	—	35
Total commercial real estate	680,112	855,516	3,625,088	3,043,438	996,430	2,718,264	258,636	—	12,177,484
Current YTD Period:
Gross charge-offs	$—	$103	$174	$4,752	$35	$4,743	$—	$—	$9,807
Consumer mortgages
Pass	363,788	714,393	690,581	963,482	1,140,919	1,383,128	28	—	5,256,319
Substandard	96	1,876	4,463	6,896	17,820	35,945	—	—	67,096
Loss	—	—	—	—	—	28	—	—	28
Total consumer mortgages	363,884	716,269	695,044	970,378	1,158,739	1,419,101	28	—	5,323,443
Current YTD Period:
Gross charge-offs	—	11	—	1	25	112	—	—	149
Home equity
Pass	—	—	—	—	—	—	1,348,947	441,666	1,790,613
Substandard	—	—	—	—	—	—	10,872	6,961	17,833
Loss	—	—	—	—	—	—	559	281	840
Total home equity	—	—	—	—	—	—	1,360,378	448,908	1,809,286
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	223	106	329
Credit cards
Pass	—	—	—	—	—	—	179,774	—	179,774
Substandard	—	—	—	—	—	—	574	—	574
Loss	—	—	—	—	—	—	1,038	—	1,038
Total credit cards	—	—	—	—	—	—	181,386	—	181,386
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	5,650	—	5,650
Other consumer loans
Pass	115,901	89,160	132,940	159,238	86,039	100,411	274,087	—	957,776
Substandard	145	989	1,248	3,127	1,112	617	52	—	7,290
Loss	—	—	—	—	—	—	12	—	12
Total other consumer loans	116,046	90,149	134,188	162,365	87,151	101,028	274,151	—	965,078
Current YTD Period:
Gross charge-offs	180	2,119	3,812	5,713	1,754	1,860	1,786	—	17,224
Total consumer	479,930	806,418	829,232	1,132,743	1,245,890	1,520,129	1,815,943	448,908	8,279,193
Current YTD Period:
Gross charge-offs	$180	$2,130	$3,812	$5,714	$1,779	$1,972	$7,659	$106	$23,352
Loans, net of deferred fees and costs	$2,658,341	$3,718,883	$6,951,936	$6,755,636	$3,926,385	$7,881,698	$10,722,948	$504,847	$43,120,674
Current YTD Period:
Gross charge-offs	$4,884	$18,490	$7,090	$19,333	$4,120	$20,650	$52,292	$106	$126,965

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,078,790	$1,040,742	$1,408,178	$782,069	$636,341	$1,236,433	$7,623,255	$46,908	$13,852,716
Special Mention	5,298	8,276	20,027	1,950	2,552	8,412	141,580	—	188,095
Substandard	36,557	14,742	35,744	37,186	88,940	21,032	182,069	1,685	417,955
Loss	—	—	—	—	—	355	224	—	579
Total commercial, financial and agricultural	1,120,645	1,063,760	1,463,949	821,205	727,833	1,266,232	7,947,128	48,593	14,459,345
Current YTD Period:
Gross charge-offs	9,367	3,436	8,175	19,532	1,165	2,071	30,696	203	74,645
Owner-occupied
Pass	859,887	1,521,469	1,501,405	958,620	710,634	1,401,416	782,180	—	7,735,611
Special Mention	1,709	9,114	22,562	2,593	4,689	48,640	79,031	—	168,338
Substandard	4,388	24,760	13,616	59,478	17,702	87,306	27,949	—	235,199
Total owner-occupied	865,984	1,555,343	1,537,583	1,020,691	733,025	1,537,362	889,160	—	8,139,148
Current YTD Period:
Gross charge-offs	—	—	433	6,836	1,544	2,862	—	—	11,675
Total commercial and industrial	1,986,629	2,619,103	3,001,532	1,841,896	1,460,858	2,803,594	8,836,288	48,593	22,598,493
Current YTD Period:
Gross charge-offs	$9,367	$3,436	$8,608	$26,368	$2,709	$4,933	$30,696	$203	$86,320
Investment properties
Pass	593,540	3,140,041	2,863,327	1,161,697	1,052,638	1,900,744	261,737	—	10,973,724
Special Mention	—	1,616	169,550	—	48,429	33,903	—	—	253,498
Substandard	2,083	4,070	41,278	1,455	1,622	75,850	—	—	126,358
Doubtful	—	—	—	—	—	9,714	—	—	9,714
Loss	—	—	—	—	—	10	—	—	10
Total investment properties	595,623	3,145,727	3,074,155	1,163,152	1,102,689	2,020,221	261,737	—	11,363,304
Current YTD Period:
Gross charge-offs(1)	546	7,685	5,668	3,801	1,893	22,647	3,109	—	45,349
1-4 family properties
Pass	167,729	142,930	119,054	31,928	29,740	55,243	42,099	—	588,723
Special Mention	3,104	947	—	184	—	311	1	—	4,547
Substandard	1,721	822	643	465	324	1,212	45	—	5,232
Total 1-4 family properties	172,554	144,699	119,697	32,577	30,064	56,766	42,145	—	598,502
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24
Land and development
Pass	105,609	84,962	35,993	16,131	18,616	59,605	888	—	321,804
Special Mention	—	496	—	—	—	774	—	—	1,270
Substandard	29,204	411	74	—	593	1,596	—	—	31,878
Total land and development	134,813	85,869	36,067	16,131	19,209	61,975	888	—	354,952
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	902,990	3,376,295	3,229,919	1,211,860	1,151,962	2,138,962	304,770	—	12,316,758
Current YTD Period:
Gross charge-offs	$546	$7,685	$5,668	$3,878	$1,893	$22,671	$3,109	$—	$45,450

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$757,485	$784,898	$1,044,442	$1,219,397	$410,511	$1,136,541	$35	$—	$5,353,309
Substandard	564	2,810	5,517	15,913	9,478	23,662	—	—	57,944
Loss	—	—	—	—	—	470	—	—	470
Total consumer mortgages	758,049	787,708	1,049,959	1,235,310	419,989	1,160,673	35	—	5,411,723
Current YTD Period:
Gross charge-offs	—	108	251	403	402	965	5	—	2,134
Home equity
Pass	—	—	—	—	—	—	1,308,934	482,679	1,791,613
Substandard	—	—	—	—	—	—	10,231	5,297	15,528
Loss	—	—	—	—	—	—	174	84	258
Total home equity	—	—	—	—	—	—	1,319,339	488,060	1,807,399
Current YTD Period:
Gross charge-offs	—	—	—	—	—	79	819	229	1,127
Credit cards
Pass	—	—	—	—	—	—	192,217	—	192,217
Substandard	—	—	—	—	—	—	702	—	702
Loss	—	—	—	—	—	—	1,222	—	1,222
Total credit cards	—	—	—	—	—	—	194,141	—	194,141
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,165	—	7,165
Other consumer loans
Pass	134,969	181,455	219,415	114,006	28,256	112,724	277,368	—	1,068,193
Substandard	573	963	3,811	1,182	568	494	192	—	7,783
Total other consumer loans	135,542	182,418	223,226	115,188	28,824	113,218	277,560	—	1,075,976
Current YTD Period:
Gross charge-offs(1)	627	6,040	24,231	3,625	1,971	2,026	2,358	—	40,878
Total consumer	893,591	970,126	1,273,185	1,350,498	448,813	1,273,891	1,791,075	488,060	8,489,239
Current YTD Period:
Gross charge-offs	$627	$6,148	$24,482	$4,028	$2,373	$3,070	$10,347	$229	$51,304
Loans, net of deferred fees and costs	$3,783,210	$6,965,524	$7,504,636	$4,404,254	$3,061,633	$6,216,447	$10,932,133	$536,653	$43,404,490
Current YTD Period:
Gross charge-offs	$10,540	$17,269	$38,758	$34,274	$6,975	$30,674	$44,152	$432	$183,074

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three and nine months ended September 30, 2024.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2024 and 2023. During the three and nine months ended September 30, 2024, Synovus had no significant transfers to loans held for sale. During the three and nine months ended September 30, 2023, Synovus charged-off $23.3 million and $31.3 million in previously established reserves for credit losses associated with the transfer of $1.17 billion and $1.59 billion, respectively, in loans to held for sale for the sales of medical office building loans and third-party consumer loans that both closed in the third quarter of 2023.

	As Of and For the Three Months Ended September 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2024	$220,730	$141,680	$122,691	$485,101
Charge-offs	(21,484)	(5,833)	(6,789)	(34,106)
Recoveries	5,094	333	1,627	7,054
Provision for (reversal of) loan losses	(4,272)	7,408	23,800	26,936
Ending balance at September 30, 2024	$200,068	$143,588	$141,329	$484,985

	As Of and For the Three Months Ended September 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2023	$159,987	$169,726	$141,525	$471,238
Charge-offs	(40,483)	(23,364)	(10,088)	(73,935)
Recoveries	3,842	310	2,961	7,113
Provision for (reversal of) loan losses	56,322	16,490	304	73,116
Ending balance at September 30, 2023	$179,668	$163,162	$134,702	$477,532

	As Of and For the Nine Months Ended September 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(93,806)	(9,807)	(23,352)	(126,965)
Recoveries	12,971	1,562	6,539	21,072
Provision for (reversal of) loan losses	61,933	18,075	31,485	111,493
Ending balance at September 30, 2024	$200,068	$143,588	$141,329	$484,985

	As Of and For the Nine Months Ended September 30, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(71,197)	(23,465)	(40,864)	(135,526)
Recoveries	13,720	972	9,066	23,758
Provision for (reversal of) loan losses	75,595	42,080	28,201	145,876
Ending balance at September 30, 2023	$179,668	$163,162	$134,702	$477,532

The ALL of $485.0 million and the reserve for unfunded commitments of $49.6 million, which is recorded in other liabilities, comprise the total ACL of $534.5 million at September 30, 2024. The ACL decreased $2.1 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of the ALL of $479.4 million and a reserve for unfunded commitments of $57.2 million. The ACL to loans coverage ratio of 1.24% at September 30, 2024 was unchanged compared to 1.24% at December 31, 2023. When compared to the December 31, 2023 ACL, the September 30, 2024 ACL was slightly lower and characterized by lower net growth and improved performance, as well as increased economic uncertainty. The

Company includes adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate. The ALL at September 30, 2024 included qualitative adjustments for higher risk portfolios such as Leveraged Lending, included in C&I, CRE Office Buildings and CRE Multi-family. The ALL at December 31, 2023 included quantitative adjustments to reflect uncertainty due to the impacts of government stimulus.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At September 30, 2024, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.5% over the forecasted period at September 30, 2024, consistent with December 31, 2023.
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
The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Investment properties	74,269	—	—	—	74,269	0.7
Total commercial real estate	74,269	—	—	—	74,269	0.6
Other consumer loans	24	118	—	10	152	—
Total consumer	24	118	—	10	152	—
Total FDMs	$74,293	$118	$—	$10	$74,421	0.2%

	Nine Months Ended September 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$7,130	$—	$—	$7,130	—%
Owner-occupied	—	188	—	—	188	—
Total commercial and industrial	—	7,318	—	—	7,318	—
Investment properties	74,269	2,227	—	—	76,496	0.7
Total commercial real estate	74,269	2,227	—	—	76,496	0.6
Consumer mortgages	122	—	209	—	331	—
Other consumer loans	197	553	—	10	760	0.1
Total consumer	319	553	209	10	1,091	—
Total FDMs	$74,588	$10,098	$209	$10	$84,905	0.2%

	Three Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$408	$13,304	$—	$—	$194	$13,906	0.1%
Owner-occupied	—	18,979	—	—	11,750	30,729	0.4
Total commercial and industrial	408	32,283	—	—	11,944	44,635	0.2
Investment properties	—	2,216	—	—	—	2,216	—
1-4 family properties	—	36	—	—	—	36	—
Land and development	—	1,146	—	—	—	1,146	0.3
Total commercial real estate	—	3,398	—	—	—	3,398	—
Consumer mortgages	1,309	—	—	465	—	1,774	—
Other consumer loans	107	331	—	189	245	872	0.1
Total consumer	1,416	331	—	654	245	2,646	—
Total FDMs	$1,824	$36,012	$—	$654	$12,189	$50,679	0.1%

	Nine Months Ended September 30, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$2,467	$26,212	$12,586	$—	$1,537	$42,802	0.3%
Owner-occupied	—	20,782	—	—	53,004	73,786	0.9
Total commercial and industrial	2,467	46,994	12,586	—	54,541	116,588	0.5
Investment properties	—	2,848	—	—	—	2,848	—
1-4 family properties	—	2,429	—	—	375	2,804	0.5
Land and development	—	1,146	—	—	—	1,146	0.3
Total commercial real estate	—	6,423	—	—	375	6,798	0.1
Consumer mortgages	2,114	—	—	465	—	2,579	—
Home equity	—	425	—	—	289	714	—
Other consumer loans	111	697	—	189	721	1,718	0.2
Total consumer	2,225	1,122	—	654	1,010	5,011	0.1
Total FDMs	$4,692	$54,539	$12,586	$654	$55,926	$128,397	0.3%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	—%	—	—	—%	12	—
Owner-occupied	—	—	—	—	60	—
Investment properties	1.2	—	—	1.2	12	—
Consumer mortgages	—	—	—	2.3	—	7
Other consumer loans	7.2	57	—	4.5	70	—

	Three Months Ended September 30, 2023				Nine Months Ended September 30, 2023
(dollars in thousands)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	$—	2.2%	12	—	$1,200	2.2%	27	—
Owner-occupied	—	4.4	6	—	—	2.3	8	—
Investment properties	—	—	6	—	—	—	12	—
1-4 family properties	—	—	12	—	—	0.4	12	—
Land and development	—	—	12	—	—	—	12	—
Consumer mortgages	—	2.5	—	6	—	1.6	—	6
Home equity	—	—	—	—	—	0.5	262	—
Other consumer loans	—	7.4	47	2	—	5.3	62	2

During the three months ended September 30, 2024, there were no material FDMs that subsequently defaulted, and during the nine months ended September 30, 2024, commercial, financial and agricultural loans of $74.7 million defaulted that were previously modified in the prior 12 months by receiving a term extension. During the three and nine months ended September 30, 2023, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of September 30, 2024 and December 31, 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to September 30, 2024.

	As of September 30, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$26,239	$1,005	$—	$355	$27,599
Owner-occupied	2,745	—	—	250	2,995
Total commercial and industrial	28,984	1,005	—	605	30,594
Investment properties	44,100	—	—	32,397	76,497
1-4 family properties	—	—	—	—	—
Land and development	—	—	—	—	—
Total commercial real estate	44,100	—	—	32,397	76,497
Consumer mortgages	—	—	—	331	331
Home equity	—	—	—	—	—
Credit cards	—	—	—	—	—
Other consumer loans	539	106	—	229	874
Total consumer	539	106	—	560	1,205
Total FDMs	$73,623	$1,111	$—	$33,562	$108,296

The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that were modified on or after January 1, 2023, the date Synovus adopted ASU 2022-02, through September 30, 2023.

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

Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
Synovus announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During the three months ended September 30, 2024, Synovus repurchased 2.3 million shares of common stock at an average price of $43.58 per share via open market transactions. During the nine months ended September 30, 2024, Synovus repurchased 5.4 million shares of common stock at an average price of $40.66 per share via open market transactions.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following tables illustrate activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2024 and 2023.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unamortized holding (losses) gains on AFS investment securities transferred to HTM	Net unrealized gains (losses) on investment securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at June 30, 2024	$(521,780)	$(410,553)	$(118,041)	$(1,050,374)
Other comprehensive income (loss) before reclassifications	—	193,466	40,189	233,655
Amounts reclassified from AOCI	15,044	—	27,889	42,933
Net current period other comprehensive income (loss)	15,044	193,466	68,078	276,588
Balance at September 30, 2024	$(506,736)	$(217,087)	$(49,963)	$(773,786)

Balance at June 30, 2023	$—	$(1,188,087)	$(207,088)	$(1,395,175)
Other comprehensive income (loss) before reclassifications	—	(291,190)	(29,580)	(320,770)
Amounts reclassified from AOCI	—	—	36,541	36,541
Net current period other comprehensive income (loss)	—	(291,190)	6,961	(284,229)
Balance at September 30, 2023	$—	$(1,479,277)	$(200,127)	$(1,679,404)

Balance at December 31, 2023	$—	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	(537,434)	586,495	(16,949)	32,112
Amounts reclassified from AOCI	30,698	194,677	85,800	311,175
Net current period other comprehensive income (loss)	(506,736)	781,172	68,851	343,287
Balance at September 30, 2024	$(506,736)	$(217,087)	$(49,963)	$(773,786)

Balance at December 31, 2022	$—	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	—	(258,235)	(77,338)	(335,573)
Amounts reclassified from AOCI	—	(779)	99,065	98,286
Net current period other comprehensive income (loss)	—	(259,014)	21,727	(237,287)
Balance at September 30, 2023	$—	$(1,479,277)	$(200,127)	$(1,679,404)

(1)    For September 30, 2024, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $10.2 million and $11.6 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. For September 30, 2023, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $13.3 million and $12.1 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 5 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2023 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	September 30, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$154	$—	$—	$154	$—	$—	$—	$—
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	—	—	—	—	—	2,910	—	2,910
Other mortgage-backed securities	—	—	—	—	—	2,149	—	2,149
Asset-backed securities	—	13,719	—	13,719	—	7,839	—	7,839
Total trading securities	$154	$13,719	$—	$13,873	$—	$12,898	$—	$12,898
Investment securities available for sale:
U.S. Treasury securities	$1,214,363	$—	$—	$1,214,363	$597,629	$—	$—	$597,629
U.S. Government agency securities	—	29,613	—	29,613	—	28,940	—	28,940
Mortgage-backed securities issued by U.S. Government agencies	—	1,525,091	—	1,525,091	—	925,664	—	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,069,369	—	2,069,369	—	6,430,379	—	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	585,388	—	585,388	—	587,595	—	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	2,121,613	—	2,121,613	—	1,209,783	—	1,209,783
Corporate debt securities and other debt securities	—	8,731	—	8,731	—	8,672	—	8,672
Total investment securities available for sale	$1,214,363	$6,339,805	$—	$7,554,168	$597,629	$9,191,033	$—	$9,788,662
Mortgage loans held for sale	$—	$36,943	$—	$36,943	$—	$47,338	$—	$47,338
Other investments	—	—	14,711	14,711	—	—	12,560	12,560
Mutual funds and mutual funds held in rabbi trusts	62,901	—	—	62,901	53,742	—	—	53,742
Derivative assets	—	84,673	—	84,673	—	94,903	—	94,903
Liabilities
Securities sold short	$—	$—	$—	$—	$3,496	$—	$—	$3,496
Mutual funds held in rabbi trusts	47,484	—	—	47,484	38,735	—	—	38,735
Derivative liabilities	—	175,413	—	175,413	—	259,650	—	259,650

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

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2024	As of December 31, 2023
Fair value	$36,943	$47,338
Unpaid principal balance	35,801	45,627
Fair value less aggregate unpaid principal balance	$1,142	$1,711

Changes in Fair Value Included in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,		Location in Consolidated Statements of Income
(in thousands)	2024	2023	2024	2023
Mortgage loans held for sale	$205	$(581)	$(569)	$(373)	Mortgage banking income

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2023 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and nine months ended September 30, 2024 and 2023, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended September 30, 2024
(in thousands)	Other Investments
Beginning balance at June 30, 2024	$14,423
Total gains (losses) realized/unrealized:
Included in earnings	236
Additions	52
Ending balance at September 30, 2024	$14,711
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at September 30, 2024	$236

Three Months Ended September 30, 2023
(in thousands)	Other Investments
Beginning balance at June 30, 2023	$11,770
Total gains (losses) realized/unrealized:
Included in earnings	(26)
Additions	45
Ending balance at September 30, 2023	$11,789
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at September 30, 2023	$(26)

Nine Months Ended September 30, 2024
(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	671
Additions	1,480
Ending balance at September 30, 2024	$14,711
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at September 30, 2024	$671

Nine Months Ended September 30, 2023
(in thousands)	Other Investments
Beginning balance at December 31, 2022	$11,172
Total gains (losses) realized/unrealized:
Included in earnings	(97)
Additions	714
Ending balance at September 30, 2023	$11,789
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at September 30, 2023	$(97)

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	September 30, 2024			Fair Value Adjustments for the		Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Loans(1)	$—	$—	$54,713	$10,085	$19,367	Provision for (reversal of) credit losses

	September 30, 2023			Fair Value Adjustments for the		Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Loans(1)	$—	$—	$16,049	$—	$2,971	Provision for (reversal of) credit losses

(1)    Collateral-dependent loans that were written down to fair value of collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2024 and December 31, 2023. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2023 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$1,853,612	$1,853,612	$1,853,612	$—	$—
Trading securities	13,873	13,873	154	13,719	—
Investment securities held to maturity	2,622,457	2,727,898	—	2,727,898	—
Investment securities available for sale	7,554,168	7,554,168	1,214,363	6,339,805	—
Loans held for sale	121,470	121,255	—	36,943	84,312
Other investments	14,711	14,711	—	—	14,711
Mutual funds and mutual funds held in rabbi trusts	62,901	62,901	62,901	—	—
Loans, net (1)	42,635,689	41,803,142	—	—	41,803,142
FRB and FHLB stock	200,873	200,873	—	200,873	—
Derivative assets	84,673	84,673	—	84,673	—
Financial liabilities
Non-interest-bearing deposits	$11,561,626	$11,561,626	$—	$11,561,626	$—
Non-time interest-bearing deposits	28,103,562	28,103,562	—	28,103,562	—
Time deposits	10,528,552	10,535,667	—	10,535,667	—
Total deposits (2)	$50,193,740	$50,200,855	$—	$50,200,855	$—
Federal funds purchased and securities sold under repurchase agreements	94,055	94,055	94,055	—	—
Long-term debt	2,021,050	2,032,273	—	2,032,273	—
Mutual funds held in rabbi trusts	47,484	47,484	47,484	—	—
Derivative liabilities	175,413	175,413	—	175,413	—

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
Synovus recorded no unrealized gains (losses) during the three and nine months ended September 30, 2024 and 2023 related to terminated cash flow hedges. Synovus recognized pre-tax losses of $4.9 million and $15.8 million, respectively, during the three and nine months ended September 30, 2024 and pre-tax losses of $6.2 million and $17.7 million, respectively, for the three and nine months ended September 30, 2023, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of September 30, 2024, Synovus expects to reclassify into earnings approximately $55 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next 12 months. Included in this amount is approximately $19 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of September 30, 2024, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the first quarter of 2028.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2024 and December 31, 2023, Synovus had recorded the right to reclaim cash collateral of $50.6 million and $69.7 million, respectively. As of September 30, 2024 and December 31, 2023, Synovus had recorded the obligation to return cash collateral of $4.6 million and $5.7 million.
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

	September 30, 2024			December 31, 2023
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4,600,000	$—	$5,214	$5,600,000	$—	$7,527
Total cash flow hedges		$—	$5,214		$—	$7,527

Derivatives in fair value hedging relationships:
Interest rate contracts	$1,678,900	$—	$866	$2,563,504	$—	$12,891
Total fair value hedges		$—	$866		$—	$12,891
Total derivatives designated as hedging instruments		$—	$6,080		$—	$20,418

Derivatives not designated as hedging instruments:
Interest rate contracts	$15,956,202	$83,792	$167,901	$11,888,152	$94,208	$238,134
Mortgage derivatives - interest rate lock commitments	46,168	881	—	40,642	695	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	60,500	—	191	60,906	—	567
Risk participation agreements	822,138	—	12	732,682	—	3
Foreign exchange contracts	135,225	—	1,229	41,603	—	528
Visa derivative	—	—	8,833	—	—	589
Total derivatives not designated as hedging instruments		$84,673	$178,166		$94,903	$239,821

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$700,657	$345,314	$24,055

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(36,768)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(36,768)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(5,626)	$(3,052)
Recognized on derivatives	—	15,078	14,490
Recognized on hedged items	—	(15,078)	(14,490)
Pre-tax income (loss) recognized on fair value hedges	$—	$(5,626)	$(3,052)

	Three Months Ended September 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$686,094	$292,060	$50,524

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(48,296)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(48,296)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(6,806)	$(5,188)
Recognized on derivatives	—	1,072	(939)
Recognized on hedged items	—	(1,072)	939
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,806)	$(5,188)

(1)     See Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss) in this Report for gain (loss) recognized on cash flow hedging relationships in AOCI.

	Nine Months Ended September 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$2,093,942	$1,013,734	$82,041

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(113,118)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(113,118)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(18,151)	$(10,394)
Recognized on derivatives	—	15,480	13,486
Recognized on hedged items	—	(15,480)	(13,486)
Pre-tax income (loss) recognized on fair value hedges	$—	$(18,151)	$(10,394)

	Nine Months Ended September 30, 2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,985,881	$707,774	$148,968

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(130,935)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(130,935)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements and amortization on derivatives	$—	$(15,959)	$(12,418)
Recognized on derivatives	—	(7,224)	(6,365)
Recognized on hedged items	—	7,224	6,365
Pre-tax income (loss) recognized on fair value hedges	$—	$(15,959)	$(12,418)

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

	September 30, 2024			December 31, 2023
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,125,933)	$36	$62	$(2,013,504)	$(8,711)	$1,267
Long-term debt	(551,399)	(124)	11,175	(546,872)	(5,986)	9,638

During the three months ended September 30, 2024, Synovus terminated a fair value hedge related to long-term debt with a carrying value of $198.4 million. The remaining fair value basis adjustment on the terminated hedging relationship will be amortized into interest expense over the respective remaining term.

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2024 and 2023 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2024	2023	2024	2023
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$66	$1,137	$219	$465
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	101	(280)	186	282
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(215)	323	376	573
Risk participation agreements	Capital markets income	(11)	1	(9)	2
Foreign exchange contracts	Capital markets income	(1,233)	551	(701)	1,153
Visa derivative	Other non-interest expense	(8,700)	(900)	(8,700)	(3,927)
Total derivatives not designated as hedging instruments		$(9,992)	$832	$(8,629)	$(1,452)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 7 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2024 and 2023. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Basic Net Income Per Common Share:
Net income available to common shareholders	$169,628	$87,423	$260,709	$447,110
Weighted average common shares outstanding	143,144	146,170	145,039	146,028
Net income per common share, basic	$1.19	$0.60	$1.80	$3.06
Diluted Net Income Per Common Share:
Net income available to common shareholders	$169,628	$87,423	$260,709	$447,110
Weighted average common shares outstanding	143,144	146,170	145,039	146,028
Effect of dilutive outstanding equity-based awards	835	570	679	655
Weighted average diluted common shares	143,979	146,740	145,718	146,683
Net income per common share, diluted	$1.18	$0.60	$1.79	$3.05

For both the three and nine months ended September 30, 2024, there were 21 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. For both the three and nine months ended September 30, 2023, there were 273 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2024 and December 31, 2023, the ACL for unfunded commitments was $49.6 million and $57.2 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	September 30, 2024	December 31, 2023
Letters of credit(1)	$236,031	$200,269
Commitments to fund commercial and industrial loans	9,880,655	10,313,880
Commitments to fund commercial real estate, construction, and land development loans	1,973,849	2,496,656
Commitments under home equity lines of credit	2,115,145	2,135,120
Unused credit card lines	452,273	453,303
Other loan commitments	635,849	654,396
Total letters of credit and unfunded lending commitments	$15,293,802	$16,253,624

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets(2)	$596,259	$573,992
Permanent and short-term construction loans and letter of credit unfunded commitments(3)	128,323	205,659
Funded portion of permanent and short-term loans and letters of credit(4)	238,585	211,921

(1)    Represents the contractual amount net of risk participations purchased of approximately $18.4 million and $22.8 million at September 30, 2024 and December 31, 2023, respectively.
(2)    Future funding commitment amounts included in carrying amount within other liabilities of $313.2 million and $293.3 million at September 30, 2024 and December 31, 2023, respectively.
(3)    Represents the contractual amount net of risk participations of $4.4 million and $9.7 million at September 30, 2024 and December 31, 2023, respectively.
(4)    Represents the contractual amount net of risk participations of $18.2 million and $4.0 million at September 30, 2024 and December 31, 2023, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2024, Synovus and the sponsored entities processed and settled $28.77 billion and $85.83 billion of transactions, respectively. For the three and nine months ended September 30, 2023, Synovus and the sponsored entities processed and settled $27.78 billion and $87.28 billion of transactions, respectively.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2024 are adequate.
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
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2024 and 2023. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers. Treasury and Corporate Other's non-interest revenue for the nine months ended September 30, 2024 was impacted by the net loss of $256.7 million recognized on sales of AFS investment securities in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024.

	Three Months Ended September 30, 2024
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$181,596	$100,910	$136,329	$26,813	$(4,908)	$440,740
Non-interest revenue	14,945	17,314	18,978	46,446	26,297	123,980
Non-interest expense	30,605	37,810	49,222	37,941	158,112	313,690
Pre-provision net revenue (PPNR)	$165,936	$80,414	$106,085	$35,318	$(136,723)	$251,030

	Three Months Ended September 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$213,485	$107,446	$153,545	$17,771	$(49,088)	$443,159
Non-interest revenue	10,329	14,161	18,901	48,348	15,400	107,139
Non-interest expense	63,311	39,587	51,461	42,879	156,294	353,532
Pre-provision net revenue (PPNR)	$160,503	$82,020	$120,985	$23,240	$(189,982)	$196,766

	Nine Months Ended September 30, 2024
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$546,836	$298,030	$410,506	$75,283	$(36,072)	$1,294,583
Non-interest revenue	42,216	52,144	56,232	139,155	(175,730)	114,017
Non-interest expense	100,490	116,589	152,351	115,970	452,832	938,232
Pre-provision net revenue (PPNR)	$488,562	$233,585	$314,387	$98,468	$(664,634)	$470,368

	Nine Months Ended September 30, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$606,919	$329,093	$466,289	$51,452	$(74,311)	$1,379,442
Non-interest revenue	39,980	53,202	60,611	150,639	48,109	352,541
Non-interest expense	131,929	108,513	151,269	129,119	461,736	982,566
Pre-provision net revenue (PPNR)	$514,970	$273,782	$375,631	$72,972	$(487,938)	$749,417

	September 30, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,341,633	$7,957,555	$2,750,021	$5,295,822	$1,775,643	$43,120,674
Total deposits	$13,655,638	$10,900,104	$18,617,135	$1,237,924	$5,782,939	$50,193,740
Total full-time equivalent employees	339	533	1,507	566	1,783	4,728

	December 31, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,506,870	$7,966,794	$2,825,411	$5,374,280	$1,731,135	$43,404,490
Total deposits	$13,847,833	$10,198,357	$18,698,298	$1,488,090	$6,506,607	$50,739,185
Total full-time equivalent employees	334	576	1,522	604	1,762	4,798

Note 10 - Subsequent Event
On November 1, 2024, Synovus completed its previously announced public offering of $500 million aggregate principal amount of 6.168% Fixed Rate/Floating Rate Senior Notes due 2030. The Notes bear interest (i) from and including November 1, 2024 to but excluding November 1, 2029 at a fixed rate of 6.168% per annum; and (ii) from and including November 1, 2029 to but excluding November 1, 2030 in accordance with the formula for SOFR described in the prospectus supplement related to the offering, plus 2.347%. For more information on the 6.168% Fixed Rate/Floating Rate Senior Notes due 2030, see Synovus’ Form 8-K dated October 29, 2024, as filed with the SEC on November 1, 2024.

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

(6)	the impacts of adverse developments in the banking industry on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;

(7)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)	inflation and their effects on our business, profitability, and our stock price as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	the impact of elevated interest rates on our financial projections, models, and guidance;

(12)	the risk that upcoming elections in the United States could result in changes in and uncertainty with respect to legislation, regulation, and government policy that could impact our business and the banking industry;

(13)
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

(14)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(15)	our current and future information technology system enhancements and operational initiatives may not be successfully implemented, which could negatively impact our operations;

(16)
our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(17)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(18)	our asset quality may deteriorate or that our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(19)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(20)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(21)	if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(22)	our ability to identify and address cyber-security risks (including those impacting our vendors and other third parties) such as data security breaches, malware, "denial of service" attacks, "hacking", and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

(23)	the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

(24)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(25)	our ESG strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(26)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;

(27)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common or preferred stock, any repurchases of common or preferred stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(28)	we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;

(29)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(30)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(31)	the fluctuation in our stock price and general volatility in the stock market;

(32)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(33)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.

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

INTRODUCTION AND CORPORATE PROFILE
Synovus Financial Corp. is a financial services company and a registered bank holding company based in Columbus, Georgia. Through its wholly-owned subsidiary, Synovus Bank, a Georgia state-chartered bank that is a member of the Federal Reserve System, the Company provides commercial and consumer banking in addition to a full suite of specialized products and services, including wealth services, treasury management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking. Synovus also provides financial planning and investment advisory services through its wholly-owned subsidiaries, Synovus Trust and Synovus Securities.
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 247 branches and 360 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2024 compared to the same periods in 2023 and financial condition as of September 30, 2024 compared to December 31, 2023. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2023 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	Change		2024	2023	Change
Net interest income	$440,740	$443,159	(1)%		$1,294,583	$1,379,442	(6)%
Provision for (reversal of) credit losses	23,434	72,572	(68)		103,818	143,607	(28)
Non-interest revenue	123,980	107,139	16		114,017	352,541	(68)
Total revenue	564,720	550,298	3		1,408,600	1,731,983	(19)
Non-interest expense	313,690	353,532	(11)		938,232	982,566	(5)
Income before income taxes	227,596	124,194	83		366,550	605,810	(39)
Net income attributable to Synovus Financial Corp.	181,555	97,095	87		292,034	473,364	(38)
Net income available to common shareholders	169,628	87,423	94		260,709	447,110	(42)
Net income per common share, basic	1.19	0.60	98		1.80	3.06	(41)
Net income per common share, diluted	1.18	0.60	97		1.79	3.05	(41)
Net interest margin(1)	3.22	3.11	11	bps	3.16	3.25	(9) bps
Net charge-off ratio(1)	0.25	0.61	(36)		0.33	0.34	(1)
Return on average assets(1)	1.2	0.6	60		0.7	1.0	(30)
Efficiency ratio (TE)	55.41	64.11	nm		66.42	56.62	nm
(1)    Annualized

	September 30, 2024	June 30, 2024	Sequential Quarter Change		September 30, 2023	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$43,120,674	$43,093,397	$27,277		$43,679,910	$(559,236)
Total average loans, quarter	42,908,426	43,364,822	(456,396)		43,500,216	(591,790)
Total deposits	50,193,740	50,195,778	(2,038)		50,203,890	(10,150)
Core deposits (excludes brokered deposits)	45,088,301	44,793,743	294,558		43,982,131	1,106,170
Total average deposits, quarter	50,481,071	50,408,057	73,014		50,112,575	368,496
Non-performing assets ratio	0.73%	0.60%	13	bps	0.64%	9	bps
Non-performing loans ratio	0.73	0.59	14		0.64	9
Past due loans over 90 days (as a % of loans)	0.01	0.01	—		0.01	—
ACL to loans coverage ratio	1.24	1.25	(1)		1.22	2
CET1 capital ratio	10.64	10.60	4		10.13	51
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.99	8.48	51		7.65	134
Return on average common equity(1)	14.4	(2.1)	nm		8.2	nm

(1)    Annualized

Economic Environment and Recent Events
While concerns regarding geopolitical pressures, the U.S. political situation, and changes in monetary policy have not abated, the Federal Reserve made its first foray into interest rate reduction with a 50 bps cut in September of 2024, easing monetary policy for the first time in four years. This resulted from continued evidence of inflation moving closer to the Fed’s 2% target and a desire to stave off any potential upswing in unemployment. Though predictions on interest rate actions have gone back and forth over the course of the year, the Federal Reserve’s own projections as of the end of October 2024 show an additional 50 bps of rate cuts for the remainder of the year, possibly distributed as two 25 bps rate actions taken at each of the November and December FOMC policy meetings as the Fed continues to monitor relevant economic data that will drive decision making.
Geopolitical tensions have been exacerbated by escalations in the Middle East between Israel and Iran, a Russian war with Ukraine which is in its third year, and increasingly inflammatory trade rhetoric from the U.S. and China in the months leading up to the U.S. election in November. The election itself carries specific risks and uncertainties as any change in administration could impact economic, regulatory, and fiscal policy by varying degrees.
U.S. fiscal policy has been expansionary in recent years, leaving a federal deficit which will most likely continue to grow regardless of which candidate wins the election. The Inflation Reduction Act, signed into law in August 2022, raised federal revenue by imposing an alternative corporate minimum tax if certain thresholds are met and a non-deductible excise tax on corporate share repurchases.
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
Despite the headwinds discussed above, we believe our presence in strong Southeastern U.S. growth markets positions Synovus to execute on our 2024 updated fundamental guidance outlined below by making prudent decisions around business mix, balance sheet optimization, and operating expenses, all of which will support enhanced financial performance and a return to growth as we proceed beyond 2024.
Executive Summary
Net income available to common shareholders for the third quarter of 2024 was $169.6 million, or $1.18 per diluted common share, compared to $87.4 million, or $0.60 per diluted common share, for the third quarter of 2023. Net income available to common shareholders for the nine months ended September 30, 2024 was $260.7 million, or $1.79 per diluted common share, compared to $447.1 million, or $3.05 per diluted common share, for the nine months ended September 30, 2023.
The year-to-date year-over-year changes were primarily impacted by losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024 and lower net interest income from continued increases in funding costs and negative deposit remixing. Provision for credit losses for the nine months ended September 30, 2024 was $103.8 million compared to $143.6 million for the nine months ended September 30, 2023, with the decrease driven by improved performance, including a decrease in net charge-offs.
Net interest income for the nine months ended September 30, 2024 was $1.29 billion, down $84.9 million, or 6%, compared to the same period in 2023. Net interest margin was down 9 bps over the comparable nine-month period in 2023 to 3.16%, impacted by negative deposit remixing and pricing lags within the deposit portfolio. Net interest margin was up 2 bps on a linked quarter basis. The third quarter 2024 included a full quarter impact of the investment securities repositioning in May 2024 and a modest improvement in asset yields, which helped more than offset deposit mix shifts that drove deposit costs to increase over the previous quarter. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Investment Securities" in this Report for more information on the securities repositioning.
Non-interest revenue for the third quarter of 2024 was $124.0 million, up $16.8 million, or 16%, compared to the third quarter of 2023, mostly due to higher commercial sponsorship income (primarily within other non-interest revenue), capital markets income, and analysis fees. Non-interest revenue for the nine months ended September 30, 2024 was $114.0 million, down $238.5 million, or 68%, compared to the same period in 2023, and was impacted by losses from sales of AFS investment securities totaling $256.7 million in the second quarter of 2024 and the prior year $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment.
Non-interest expense for the third quarter of 2024 was $313.7 million, down $39.8 million, or 11%, and year-to-date was $938.2 million, a decrease of $44.3 million, or 5% compared to the same periods in 2023, due in part to $31.0 million and $50.1 million in losses for the three and nine months ended September 30, 2023, respectively, related to the strategic sales of medical office building loans and third-party consumer loans that closed in the third quarter of 2023. In addition, restructuring charges of $18.4 million were recorded in the third quarter of 2023 for one-time termination benefits associated with a voluntary early retirement program offered to certain qualified employees.
At September 30, 2024, loans, net of deferred fees and costs, of $43.12 billion, decreased $283.8 million from December 31, 2023. C&I loans increased slightly, impacted by growth in key strategic business lines partially offset by continued focus on strategically reducing non-relationship loans and increased paydowns. CRE loans declined primarily due to increased transactions from client property sales and refinancings partially offset by relatively stable loan production. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio in addition to a decline in mortgage loans.
Credit metrics at September 30, 2024 included both NPAs and NPLs at 73 bps, and total past due loans at 23 bps as a percentage of total loans. Net charge-offs were $27.1 million, or 25 bps annualized, and $105.9 million, or 33 bps annualized for the three and nine months ended September 30, 2024, respectively. The ACL at September 30, 2024 totaled $534.5 million, a decrease of $2.1 million from December 31, 2023, and the ACL to loans coverage ratio at September 30, 2024 of 1.24% was unchanged compared to December 31, 2023.
Total period-end deposits at September 30, 2024 decreased $545.4 million compared to December 31, 2023, as a $937.6 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $392.1 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits, partially offset by a decline in non-interest-bearing demand deposits primarily driven by commercial client deployment of excess funds. Additionally, growth in money market and interest-bearing demand accounts thus far in 2024 has contributed to the increase in core deposits compared to December 31, 2023. Total average deposit costs of 2.72% in the third quarter of 2024, increased 4 bps and 41 bps, from the prior quarter and prior year comparable periods, respectively.
At September 30, 2024, Synovus' CET1 ratio of 10.64% improved 42 bps and 51 bps compared to December 31, 2023 and September 30, 2023, respectively, as our organic earnings, along with the completion of our risk-weighted assets optimization effort earlier in 2024, supported capital accretion that more than offset share repurchases and the strategic repositioning of the investment securities portfolio during the second quarter of 2024. During the nine months ended September 30, 2024, Synovus repurchased 5.4 million shares of common stock at an average price of $40.66 per share via open market transactions.
More detail on Synovus' financial results for the three and nine months ended September 30, 2024 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2023 Form 10-K.
2024 Updated Fundamental Guidance
Updated fundamental guidance for 2024, compared to 2023, is based on our current forecast, which incorporates our strategic objectives and assumes stable economic conditions:
•end of period loan (decline) growth of (1%) to 0%
•end of period core deposit(1) growth of 2% to 4%
•adjusted revenue (decline) growth(2)(3)(4) of (2.5%) to (2%)
•adjusted non-interest expense(2)(3)(5) growth of approximately 1% (excluding FDIC special assessment)
•net charge-off ratio of 0.30% to 0.35%(6)
•CET1 ratio of approximately 10.6%
•effective income tax rate of approximately 21%
(1) Excludes brokered deposits.
(2) Non-GAAP financial measure; see "Table 14 - Reconciliation of Non-GAAP Financial Measures” of this Report for applicable reconciliation to the most comparable GAAP measure.
(3) Guidance based on 2023 baseline: adjusted revenue baseline of $2.28 billion and adjusted non-interest expense of $1.26 billion. Excluding the FDIC special assessment, the amount is $1.21 billion.
(4) Guidance incorporates a potential 50 bps of additional FOMC interest rate cut in the fourth quarter of 2024 (25 bps each in November and December of 2024)
(5) Recorded accrual reversals of $1.7 million and $3.9 million, respectively, during the third and second quarters of 2024 and accruals for $12.8 million and $51.0 million, respectively, during the first quarter of 2024 and the fourth quarter of 2023 related to the FDIC special assessment.
(6) Assumes stable economic conditions.

Changes in Financial Condition
During the nine months ended September 30, 2024, total assets decreased $219.9 million compared to December 31, 2023 to $59.59 billion. Investment securities totaled $10.18 billion and increased $388.0 million from December 31, 2023. During the second quarter of 2024, Synovus repositioned the AFS securities portfolio by selling lower coupon, lower yielding mortgage-backed securities and purchasing higher yielding AFS securities. Additionally, on April 1, 2024, Synovus transferred $2.72 billion in fair value of investment securities from AFS to HTM, which reduced our exposure to potential volatility associated with investment security market price fluctuations. At the time of transfer, $708.5 million of pre-tax unrealized losses were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies and Note 2 - Investment Securities" in this Report for more information on the securities transfer and repositioning.
Loans, net of deferred fees and costs, decreased $283.8 million compared to December 31, 2023. C&I loans increased slightly, impacted by growth in key strategic business lines partially offset by continued focus on strategically reducing non-relationship loans and increased paydowns. CRE loans declined primarily due to increased transactions from client property sales and refinancings partially offset by relatively stable loan production. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio in addition to a decline in mortgage loans, largely due to lower production impacted by continued elevated mortgage interest rates that have begun to moderate.
Deposits decreased $545.4 million compared to December 31, 2023, as a $937.6 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $392.1 million increase in core deposits. The loan to deposit ratio was 85.9% at September 30, 2024 as compared to 85.5% at December 31, 2023.
Total Synovus Financial Corp. shareholders' equity at September 30, 2024 increased $236.0 million compared to December 31, 2023, driven by a reduction in after-tax net unrealized losses on investment securities AFS of $781.2 million, which was somewhat offset by $506.7 million in after-tax net unrealized losses on investment securities HTM that were transferred from investment securities AFS. Retained earnings increased and included net income attributable to Synovus Financial Corp. of $292.0 million, partially offset by common and preferred stock dividends of $164.4 million and $31.3 million, respectively. In addition, there was a decrease of $222.6 million for common stock repurchases.
Loans
The following table compares the composition of the loan portfolio at September 30, 2024, December 31, 2023, and September 30, 2023.

Table 2 - Loans by Portfolio Class
					September 30, 2024 vs. December 31, 2023 Change				September 30, 2024 vs. September 30, 2023 Change
(dollars in thousands)	September 30, 2024		December 31, 2023				September 30, 2023
Commercial, financial and agricultural	$14,563,913	33.8%	$14,459,345	33.3%	$104,568	1%	$14,498,966	33.2%	$64,947	—%
Owner-occupied	8,100,084	18.8	8,139,148	18.7	(39,064)	—	8,281,988	19.0	(181,904)	(2)
Total commercial and industrial(1)	22,663,997	52.6	22,598,493	52.0	65,504	—	22,780,954	52.2	(116,957)	(1)
Investment properties	11,346,549	26.3	11,363,304	26.2	(16,755)	—	11,377,755	26.1	(31,206)	—
1-4 family properties	528,130	1.2	598,502	1.4	(70,372)	(12)	620,904	1.4	(92,774)	(15)
Land and development	302,805	0.7	354,952	0.8	(52,147)	(15)	396,194	0.9	(93,389)	(24)
Total commercial real estate	12,177,484	28.2	12,316,758	28.4	(139,274)	(1)	12,394,853	28.4	(217,369)	(2)
Consumer mortgages	5,323,443	12.4	5,411,723	12.5	(88,280)	(2)	5,391,282	12.3	(67,839)	(1)
Home equity	1,809,286	4.2	1,807,399	4.2	1,887	—	1,784,356	4.1	24,930	1
Credit cards	181,386	0.4	194,141	0.4	(12,755)	(7)	191,046	0.4	(9,660)	(5)
Other consumer loans	965,078	2.2	1,075,976	2.5	(110,898)	(10)	1,137,419	2.6	(172,341)	(15)
Total consumer	8,279,193	19.2	8,489,239	19.6	(210,046)	(2)	8,504,103	19.4	(224,910)	(3)
Loans, net of deferred fees and costs	$43,120,674	100.0%	$43,404,490	100.0%	$(283,816)	(1)%	$43,679,910	100.0%	$(559,236)	(1)%

(1) Includes senior housing loans of $3.10 billion, $3.28 billion, and $3.46 billion at September 30, 2024, December 31, 2023, and September 30, 2023, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At September 30, 2024, loans, net of deferred fees and costs of $43.12 billion, decreased $283.8 million, or 1%, from December 31, 2023. C&I loans increased slightly, impacted by growth in key strategic business lines partially offset by continued focus on strategically reducing non-relationship loans and increased paydowns. CRE loans declined primarily due to increased transactions from client property sales and refinancings partially offset by relatively stable loan production. The decrease in consumer loans resulted primarily from the continued strategic runoff of the third-party lending portfolio in addition to a decline in mortgage loans, largely due to lower production impacted by continued elevated mortgage interest rates that have begun to moderate.
C&I loans remain the largest component of our loan portfolio, representing 52.6% of total loans, while CRE and consumer loans represent 28.2% and 19.2%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2024 were $34.84 billion, or 80.8% of the total loan portfolio, compared to $34.92 billion, or 80.4%, at December 31, 2023.
Synovus actively manages and evaluates credit risk associated with its commercial loans through robust underwriting policies and routine loan monitoring in order to identify and mitigate any weakness as early as possible. Synovus’ management, along with its Chief Credit Officer and Credit Risk Committee, continually monitors and evaluates commercial concentrations by property class, industry, and relative to regulatory capital to remain in line with Board-established limits and adapt to changing industry conditions. As part of its risk management efforts, Synovus monitors its commercial loan portfolio on an ongoing basis to assess credit risks, identify emerging risks, and adjust its lending limits taking into account, among other things, (1) the size, complexity, and level of risk of loans and individual borrowers, (2) changes in the level of credit risk at both the borrower and portfolio level, (3) concentrations of credit risk pertaining to both specific industries and geographies in its loan portfolio, (4) loan structure, collateral location and quality, and project progress, and (5) economic forecasts and industry outlook.
Synovus has established recommended credit exposure limits for large commercial lending relationships based on Synovus' internal risk ratings for an individual borrower at the time the lending commitment is approved, with the final exposure limit being determined by the appropriate credit approval committee. Commercial credits are subject to review according to credit risk management monitoring practices as outlined in Synovus' loan policy, as well as a sampling process performed by Synovus Credit Review to ensure uniform application of policies and procedures and to validate risk rating accuracy. Synovus prepares targeted stress tests on a routine basis for its commercial loans. This testing is completed in addition to sensitivity testing completed at the initial extension of credit.
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of September 30, 2024 and December 31, 2023, 95.2% and 94.8%, respectively, of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at September 30, 2024 grew $65.5 million from December 31, 2023, and resulted primarily from growth in key business lines, led by middle market, specialty finance, and CIB, partially offset by continued strategic decline from non-relationship loans and increased paydowns.

Table 3 - Commercial and Industrial Loans by Industry
		September 30, 2024		December 31, 2023
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$4,629,351	20.4%	$4,429,716	19.6%
Health care and social assistance	62	4,559,182	20.1	4,742,370	21.0
Accommodation and food services	72	1,557,767	6.9	1,455,283	6.4
Lessors of real estate	5,311	1,307,825	5.8	1,250,031	5.5
Manufacturing	31-33	1,290,647	5.7	1,369,012	6.1
Wholesale trade	42	1,258,319	5.6	1,129,905	5.0
Retail trade	44-45	1,110,583	4.9	1,111,225	4.9
Other industries	(2)	1,102,258	4.9	1,091,566	4.8
Construction	23	1,025,186	4.5	1,041,783	4.6
Other services	81	880,782	3.9	876,233	3.9
Professional, scientific, and technical services	54	865,777	3.8	890,119	3.9
Transportation and warehousing	48-49	840,262	3.7	937,368	4.2
Real estate and rental and leasing other	53	794,081	3.5	785,811	3.5
Arts, entertainment, and recreation	71	544,319	2.4	585,097	2.6
Public administration	92	459,447	2.0	487,089	2.2
Educational services	61	438,211	1.9	415,885	1.8
Total commercial and industrial loans		$22,663,997	100.0%	$22,598,493	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans at September 30, 2024.
At September 30, 2024, $14.56 billion of C&I loans, or 33.8% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At September 30, 2024, $8.10 billion of C&I loans, or 18.8% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans.
Total CRE loans of $12.18 billion decreased $139.3 million, or 1%, from December 31, 2023, primarily due to elevated levels of transaction activity from client property sales and refinancings partially offset by relatively stable loan production.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2024 were $11.35 billion, or 93.2% of the CRE loan portfolio, and decreased $16.8 million from December 31, 2023.

The following table shows the principal categories of the investment properties loan portfolio at September 30, 2024 and December 31, 2023.

Table 4 - Investment Properties Loan Portfolio
	September 30, 2024			December 31, 2023
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-Family	$4,379,459	38.6%	52.2%	$4,098,188	36.1%	53.6%
Hotels	1,738,068	15.3	56.0	1,803,102	15.9	58.0
Office Buildings	1,778,698	15.7	54.8	1,891,587	16.6	58.1
Shopping Centers	1,260,460	11.1	52.4	1,319,049	11.6	55.0
Warehouses	837,145	7.4	51.3	854,475	7.5	54.3
Other investment property	1,352,719	11.9	53.4	1,396,903	12.3	59.3
Total investment properties loans	$11,346,549	100.0%		$11,363,304	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing the respective September 30, 2024 and December 31, 2023 commitment amount and senior lien by most recent appraisal (typically at origination).

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2024, 1-4 family properties loans totaled $528.1 million, or 4.3% of the CRE loan portfolio, and decreased $70.4 million from December 31, 2023.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $302.8 million at September 30, 2024 decreased $52.1 million from December 31, 2023.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of September 30, 2024, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 783 for consumer mortgages and 796 for home equity, consistent with year-end 2023 scores.
Consumer loans at September 30, 2024 of $8.28 billion decreased $210.0 million, or 2%, compared to December 31, 2023. Mortgage loans decreased $88.3 million from December 31, 2023 largely due to lower production impacted by continued elevated mortgage interest rates that have begun to moderate. Other consumer loans decreased $110.9 million from December 31, 2023, primarily due to continued strategic runoff of the third-party lending portfolio.
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

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2024	%(1)	December 31, 2023	%(1)	September 30, 2023	%(1)
Non-interest-bearing demand deposits(2)	$11,129,094	22.2%	$11,801,194	23.3%	$12,395,135	24.7%
Interest-bearing demand deposits(2)	6,821,274	13.5	6,540,977	12.9	6,276,124	12.5
Money market accounts(2)	11,031,502	22.0	10,819,709	21.3	10,786,257	21.5
Savings deposits(2)	983,171	2.0	1,062,619	2.1	1,132,486	2.2
Public funds	7,047,563	14.0	7,349,505	14.5	6,885,705	13.7
Time deposits(2)	8,075,697	16.1	7,122,182	14.0	6,506,424	13.0
Brokered deposits	5,105,439	10.2	6,042,999	11.9	6,221,759	12.4
Total deposits	$50,193,740	100.0%	$50,739,185	100.0%	$50,203,890	100.0%
Core deposits(3)	$45,088,301	89.8%	$44,696,186	88.1%	$43,982,131	87.6%

Brokered time deposits	$2,068,697	4.1%	$3,248,088	6.4%	$3,698,374	7.4%
Public funds time deposits	$384,158	0.8%	$412,211	0.8%	$318,605	0.6%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.

Total period-end deposits at September 30, 2024 decreased $545.4 million compared to December 31, 2023 as a $937.6 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, was somewhat offset by a $392.1 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits, partially offset by a decline in non-interest-bearing demand deposits primarily driven by commercial client deployment of excess funds. Additionally, growth in money market and interest-bearing demand accounts thus far in 2024 has contributed to the increase in core deposits compared to December 31, 2023.
Total average deposit costs of 2.72% in the third quarter of 2024 increased 4 bps and 41 bps, from the prior quarter and prior year comparable periods, respectively. Total average deposit costs compared to the prior year comparable period were higher primarily due to the aforementioned continued client demand for time deposits along with remixing of non-interest-bearing demand deposits.
As of September 30, 2024 and December 31, 2023, $24.71 billion and $23.77 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At September 30, 2024, approximately 82% of our deposits are either insured (51%), collateralized (14%), or could be insured by switching to our insured cash sweep program, which has existing capacity (17%).

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges on deposit accounts	$23,683	$21,385	$2,298	11%	$68,403	$67,836	$567	1%
Fiduciary and asset management fees	19,714	20,205	(491)	(2)	58,455	59,928	(1,473)	(2)
Card fees	18,439	18,602	(163)	(1)	57,343	51,485	5,858	11
Brokerage revenue	20,810	21,387	(577)	(3)	63,974	68,043	(4,069)	(6)
Mortgage banking income	4,033	3,671	362	10	11,395	12,138	(743)	(6)
Capital markets income	10,284	7,980	2,304	29	31,988	32,589	(601)	(2)
Income from bank-owned life insurance	8,442	6,965	1,477	21	23,886	21,106	2,780	13
Insurance revenue	602	243	359	148	1,297	1,241	56	5
Investment securities gains (losses), net	—	—	—	nm	(256,660)	1,030	(257,690)	nm
Gain on sale of GLOBALT	—	1,929	(1,929)	nm	—	1,929	(1,929)	nm
Recovery of NPA	—	—	—	nm	—	13,126	(13,126)	nm
Other non-interest revenue	17,973	4,772	13,201	277	53,936	22,090	31,846	144
Total non-interest revenue	$123,980	$107,139	$16,841	16%	$114,017	$352,541	$(238,524)	(68)%

Core banking fees (1)	$47,963	$45,408	$2,555	6%	$143,612	$136,878	$6,734	5%
Wealth revenue (2)	$41,126	$41,835	$(709)	(2)%	$123,726	$129,212	$(5,486)	(4)%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Three and Nine Months Ended September 30, 2024 compared to September 30, 2023
Non-interest revenue for the third quarter of 2024 was $124.0 million, up $16.8 million, or 16%, compared to the third quarter of 2023, mostly due to higher commercial sponsorship income (primarily within other non-interest revenue), capital markets income, and analysis fees. Non-interest revenue for the nine months ended September 30, 2024 was $114.0 million, down $238.5 million, or 68%, compared to the same period in 2023, and was impacted by losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024 and the prior year $13.1 million one-time benefit from the recovery of a non-performing asset related to the regulatory approval of our Qualpay investment.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges increased slightly over the prior year comparable periods. The largest category of service charges, account analysis fees, were up $2.1 million, or 20%, compared to the third quarter of 2023 and increased $4.6 million, or 14% on a comparable year-to-date basis largely due to a reduction in waivers that began in the second quarter of 2024. NSF/overdraft fees were up $0.2 million, or 4%, and down $3.0 million, or 17%, on a quarter-to-date and year-to-date basis, respectively. The year-to-date decline was primarily due to the impact of NSF/overdraft fee program changes implemented in the third quarter of 2023. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, were flat quarter over quarter and were down $955 thousand, or 5%, in the comparable year-to-date period, primarily due to checking account product and fee changes implemented in the third quarter of 2023.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were down for the three and nine months ended September 30, 2024, compared to the same periods in 2023, primarily driven by a decline in asset management income impacted by the sale of GLOBALT on September 30, 2023, partially offset by higher trust fees, including increased investment advisor fees.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the third quarter of 2024 were down slightly compared to the third quarter of 2023, and for the nine months ended September 30, 2024, card fees were up 11% on a comparable year-to-date basis, primarily due to $5.3 million higher merchant fees related to a full year of our Qualpay investment.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three and nine months ended September 30, 2024 decreased 3% and 6%, respectively, over the prior year comparable periods, with the decline mainly attributable to repurchase volume associated with a single municipal client, partially offset by higher market-driven advisory fees and increased rate-driven annuities revenue.
Mortgage banking income, consisting of net gains on loan origination/sales activities, increased in the third quarter of 2024 compared to the same period in 2023. This growth can be attributed to a more favorable interest rate environment and a stabilizing pipeline, partially offset by lower production revenue. The decrease for the nine months ended September 30, 2024 compared to the prior year-to-date period was primarily driven by reduced production revenue. Secondary market production for the third quarter of 2024 declined 20% compared to the third quarter of 2023, while year-to-date, production decreased 12% compared to the same period in 2023.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The increase in the third quarter of 2024 compared to the third quarter of 2023 was primarily due to $1.7 million higher loan syndication arranger fees, $869 thousand higher debt capital market transaction fees, a $586 thousand increase in foreign exchange sales income, and a $318 thousand increase in gains on sales of SBA loans, partially offset by a $1.1 million decrease in fees on client derivative transactions. The decrease for the nine months ended September 30, 2024 compared to the same period in 2023 was largely impacted by $4.5 million lower client derivative transactions and a $1.2 million decrease in LIHTC-related income, somewhat offset by a $3.1 million increase in debt capital market transaction fees and $1.8 million higher foreign exchange sales income.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, commercial sponsorship income, including transaction and servicing fees associated with a third-party lending relationship, and other miscellaneous items. The three months ended September 30, 2024 increase compared to the prior year was largely due to $6.9 million higher commercial sponsorship income and a $3.1 million increase in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense). The increase for the nine months ended September 30, 2024 compared to the same period in 2023 was largely attributable to $22.2 million higher commercial sponsorship income and a $3.0 million increase in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense).

Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries and other personnel expense	$184,814	$179,741	$5,073	3%	$552,742	$551,667	$1,075	—%
Net occupancy, equipment, and software expense	46,977	45,790	1,187	3	140,200	131,435	8,765	7
Third-party processing and other services	21,552	21,439	113	1	63,593	64,932	(1,339)	(2)
Professional fees	10,854	10,147	707	7	34,140	28,707	5,433	19
FDIC insurance and other regulatory fees	7,382	11,837	(4,455)	(38)	37,694	33,266	4,428	13
Amortization of intangibles	2,907	3,042	(135)	(4)	8,721	7,319	1,402	19
Restructuring charges (reversals)	1,219	17,319	(16,100)	nm	2,084	16,476	(14,392)	nm
Valuation adjustment to Visa derivative	8,700	900	7,800	nm	8,700	3,927	4,773	nm
(Gain) loss on early extinguishment of debt	—	(526)	526	nm	—	(903)	903	nm
Loss on other loans held for sale	—	30,954	(30,954)	nm	—	50,064	(50,064)	nm
Other operating expense	29,285	32,889	(3,604)	(11)	90,358	95,676	(5,318)	(6)
Total non-interest expense	$313,690	$353,532	$(39,842)	(11)%	$938,232	$982,566	$(44,334)	(5)%

Three and Nine Months Ended September 30, 2024 compared to September 30, 2023
Non-interest expense for the third quarter of 2024 was $313.7 million, down $39.8 million, or 11%, and year-to-date was $938.2 million, a decrease of $44.3 million, or 5%, compared to the same periods in 2023, due in part to $31.0 million and $50.1 million in losses for the three and nine months ended September 30, 2023, respectively, related to the strategic sales of medical office building loans and third-party consumer loans that closed in the third quarter of 2023. In addition, restructuring charges of $18.4 million were recorded in the third quarter of 2023 for one-time termination benefits associated with a voluntary early retirement program offered to certain qualified employees.
Salaries and other personnel expense increased for the three months ended September 30, 2024 primarily due to higher incentive compensation due to outperformance, a $3.1 million unfavorable change in the fair value of non-qualified deferred compensation plan assets (offset in non-interest revenue), and unfavorable impact from deferred loan origination costs driven by the overall mix of loan production, partially offset by lower employee insurance from decreased claims in 2024 and headcount reductions. The nine months ended September 30, 2024 increase was largely the result of higher incentive compensation due to outperformance, unfavorable impact from deferred loan origination costs driven by lower loan production, and a $3.0 million unfavorable change in the fair value of non-qualified deferred compensation plan assets (offset in non-interest revenue), partially offset by lower employee insurance from decreased claims in 2024, reduced temporary help expense, and headcount reductions. Total headcount of 4,806 was down by 191, or 4%, compared to September 30, 2023 primarily as a result of the voluntary early retirement program offered to certain qualified employees in 2023, in addition to strategic reductions in areas primarily impacted by production volume declines.
Net occupancy, equipment, and software expense increased compared to the three and nine months ended September 30, 2023 primarily due to ongoing investments in technology in addition to increased property expense.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense for the nine months ended September 30, 2024 decreased compared to the same period in 2023 largely due to lower servicing fees associated with decreased third-party consumer loans.
Professional fees were up for the nine months ended September 30, 2024 due to $7.3 million higher legal fees primarily associated with the process of resolving certain loan relationships, partially offset by $2.1 million lower consulting fees compared to 2023.
FDIC insurance and other regulatory fees decreased for the three months ended September 30, 2024 largely due to a lower base assessment rate and a $1.7 million reversal related to the FDIC special assessment based on the invoice received from the FDIC in the third quarter of 2024. The nine months ended September 30, 2024 increase was driven by a net increase of $7.2 million to the accrual related to updated estimates of the FDIC special assessment partially offset by a slightly lower base assessment rate.

Amortization of intangibles increased for the nine months ended September 30, 2024 compared to the same period in 2023 due to Synovus' acquisition of Qualpay in the second quarter of 2023.
During the three months ended September 30, 2024, restructuring charges (reversals) primarily consisted of $4.3 million of asset impairment charges related to corporate offices/branches and $878 thousand of net severance expense somewhat offset by $3.8 million in gains on sales of properties, while the restructuring charges for the nine months ended September 30, 2024 included $5.9 million in asset impairment/lease termination and common area maintenance charges related to corporate offices/branches as well as $568 thousand in net severance expense partially offset by $4.4 million in gains on sales of properties. During the three months ended September 30, 2023, restructuring charges (reversals) primarily consisted of $18.4 million in one-time termination benefits associated with a voluntary early retirement program offered to certain qualified employees and $857 thousand in gains on sale of branches previously closed. The nine months ended September 30, 2023 included the aforementioned charges related to the voluntary early retirement program in addition to $1.5 million of additional severance that was unrelated to the amount recorded for the voluntary early retirement program, partially offset by $4.1 million in gains on the sale of branches previously closed.
During the three months ended September 30, 2024, Synovus recorded a valuation adjustment of $8.7 million to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund to its litigation escrow account. During the three and nine months ended September 30, 2023, Synovus recorded valuation adjustments of $900 thousand and $3.9 million, respectively, to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund to its litigation escrow account.
During the three and nine months ended September 30, 2023, Synovus recorded losses of $31.0 million and $50.1 million, respectively, related to the strategic sales of medical office building loans and third-party consumer loans that closed in the third quarter of 2023.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was down from the comparable periods in 2023 largely due to efforts to reduce client fraud and other operational losses as well as other prudent expense management efforts.
Income Tax Expense
Income tax expense was $46.9 million for the three months ended September 30, 2024, compared to $27.7 million of tax expense for the three months ended September 30, 2023, representing effective tax rates of 20.6% and 22.3%, respectively. Income tax expense was $76.5 million for the nine months ended September 30, 2024, compared to income tax expense of $133.2 million for the nine months ended September 30, 2023, representing effective tax rates of 20.9% and 22.0%, respectively.
The effective tax rate was lower for both the three and nine month periods ended September 30, 2024, due to varying levels of pre-tax income and a change in the timing and mix of discrete tax items recognized in the comparable periods. These discrete items include tax benefits from share-based compensation, the accrual and release of valuation allowances or reserves for uncertain tax positions, and accounting for changes in tax laws, all of which can vary significantly and affect comparability from period to period.
CREDIT QUALITY, CAPITAL RESOURCES AND LIQUIDITY
Credit Quality
Synovus diligently monitors the quality of its loan portfolio by industry, property type, and geography through a thorough portfolio review process and our analytical risk management tools. Such credit surveillance efforts are part of a broader credit risk management framework which includes Board oversight, as well as management-level committee oversight at varying levels across the portfolio. Governance includes limits across a host of factors, ranging from borrower-specific metrics and concentrations to enterprise-level portfolio concentrations. These measures are further complemented by an enterprise risk appetite framework, which helps ensure an expansive view across a myriad of credit risks within the portfolio.
At September 30, 2024, credit metrics included both NPAs and NPLs at 73 bps, and total past due loans at 23 bps as a percentage of total loans. Net charge-offs were $27.1 million, or 25 bps annualized, and $105.9 million, or 33 bps annualized, respectively, for the three and nine months ended September 30, 2024.
Two major hurricanes have recently caused devastation to areas within and around the Synovus footprint, with Hurricane Helene impacting parts of the Carolinas, Florida, Georgia, and Tennessee near the end of September 2024 and Hurricane Milton impacting parts of Florida in early October 2024. Following each storm, Synovus deployed its bankers to reach out to clients in affected areas, to assess any impact, and to develop a plan. Preliminary surveillance efforts thus far indicate that Synovus will experience minimal credit losses as a result of the hurricanes. Synovus activated its Loan Payment Deferral Disaster Relief

Program for both hurricanes, which allows a payment deferral period of 90 days with relief requests available for up to 60 days from the disaster declaration date for impacted borrowers in FEMA-designated areas throughout the Synovus footprint. Through November 1, 2024, approximately $139 million of the total loan portfolio had a completed or pending 90-day payment deferral request.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Non-performing loans	$312,964	$288,177	$280,532
ORE and other assets	386	—	—
Non-performing assets	$313,350	$288,177	$280,532
Total loans	$43,120,674	$43,404,490	$43,679,910
Non-performing loans as a % of total loans	0.73%	0.66%	0.64%
Non-performing assets as a % of total loans, ORE, and specific other assets	0.73	0.66	0.64
Loans 90 days past due and still accruing	$4,359	$5,053	$3,792
As a % of total loans	0.01%	0.01%	0.01%
Total past due loans and still accruing	$97,229	$59,099	$54,974
As a % of total loans	0.23%	0.14%	0.13%
FDMs	$108,296	$249,529	$128,397
Net charge-offs, quarter	27,052	41,574	66,822
Net charge-offs/average loans, quarter (annualized)	0.25%	0.38%	0.61%
Net charge-offs, year-to-date	$105,893	$153,342	$111,768
Net charge-offs/average loans, year-to-date (annualized)	0.33%	0.35%	0.34%
Provision for (reversal of) loan losses, quarter	$26,936	$43,427	$73,116
Provision for (reversal of) unfunded commitments, quarter	(3,502)	2,045	(544)
Provision for (reversal of) credit losses, quarter	$23,434	$45,472	$72,572
Provision for (reversal of) loan losses, year-to-date	111,493	189,303	145,876
Provision for (reversal of) unfunded commitments, year-to-date	(7,675)	(224)	(2,269)
Provision for (reversal of) credit losses, year-to-date	103,818	189,079	143,607
Allowance for loan losses	$484,985	$479,385	$477,532
Reserve for unfunded commitments	49,556	57,231	55,185
Allowance for credit losses	$534,541	$536,616	$532,717
ACL to loans coverage ratio	1.24%	1.24%	1.22%
ALL to loans coverage ratio	1.12	1.10	1.09
ACL/NPLs	170.80	186.21	189.90
ALL/NPLs	154.96	166.35	170.22

Non-performing Assets
Total NPAs were $313.4 million at September 30, 2024, a $25.2 million, or 9%, increase from December 31, 2023 primarily due to the designation of a large commercial real estate office relationship as non-performing, partially offset by the resolution of a few non-performing relationships.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at September 30, 2024 increased $166.7 million compared to December 31, 2023, primarily due to the downward migration of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	September 30, 2024	December 31, 2023
Special mention	$732,347	$615,748
Substandard	888,641	898,579
Doubtful	69,431	9,714
Loss	2,859	2,539
Criticized and Classified loans	$1,693,278	$1,526,580
As a % of total loans	3.9%	3.5%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $23.4 million and $103.8 million, respectively, for the three and nine months ended September 30, 2024, compared to a provision of $72.6 million and $143.6 million, respectively, for the three and nine months ended September 30, 2023. The decreases compared to the same periods in 2023 were driven by improved performance, including a decrease in net charge-offs. Net charge-offs for the three and nine months ended September 30, 2024 were $27.1 million and $105.9 million, respectively, compared to $66.8 million and $111.8 million, respectively, for the three and nine months ended September 30, 2023.
The ALL of $485.0 million and the reserve for unfunded commitments of $49.6 million, which is recorded in other liabilities, comprise the total ACL of $534.5 million at September 30, 2024. The ACL decreased $2.1 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of an ALL of $479.4 million and a reserve for unfunded commitments of $57.2 million. When compared to the December 31, 2023 ACL, the September 30, 2024 ACL was slightly lower and characterized by lower net growth and improved performance, as well as increased economic uncertainty. The ACL to loans coverage ratio of 1.24% at September 30, 2024 was unchanged compared to December 31, 2023.
Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. Beyond adhering to regulatory capital standards, Synovus also maintains a rigorous capital management and adequacy framework, which includes oversight by both the ALCO and the Board. This effort involves monitoring and managing our capital position in alignment with our Board’s risk appetite framework and with a Board-approved annual capital plan, with a focus on applicable regulatory capital ratios. Our ALCO serves to provide management level oversight within this framework, which may include establishing target operating ranges for certain capital measures, such as CET1, as a means to provide further clarity over the management of our capital position.

At September 30, 2024, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	September 30, 2024	December 31, 2023
CET1 capital
Synovus Financial Corp.	$5,107,668	$5,206,521
Synovus Bank	5,559,883	5,559,624
Tier 1 risk-based capital
Synovus Financial Corp.	5,644,813	5,743,666
Synovus Bank	5,559,883	5,559,624
Total risk-based capital
Synovus Financial Corp.	6,529,260	6,654,224
Synovus Bank	6,269,951	6,249,947
CET1 capital ratio
Synovus Financial Corp.	10.64%	10.22%
Synovus Bank	11.60	10.93
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.76	11.28
Synovus Bank	11.60	10.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.60	13.07
Synovus Bank	13.08	12.29
Leverage ratio
Synovus Financial Corp.	9.55	9.49
Synovus Bank	9.43	9.21

At September 30, 2024, Synovus' CET1 ratio of 10.64% improved 42 bps compared to December 31, 2023, as our organic earnings, along with the completion of our risk-weighted assets optimization effort earlier in 2024, supported capital accretion that more than offset share repurchases and the strategic repositioning of the investment securities portfolio during the second quarter of 2024. We will continue to maintain a disciplined approach to capital management, which acknowledges the uncertain economic environment and ensures sufficient capital for expected client growth. Our focus remains on prioritizing the deployment of our balance sheet and capital position for core client growth; however, we expect to continue to complement that with share repurchases to effectively manage within our capital management framework. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2023 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
The Company announced on January 18, 2024 that its Board of Directors authorized share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During the three months ended September 30, 2024, Synovus repurchased 2.3 million shares of common stock at an average price of $43.58 per share via open market transactions. During the nine months ended September 30, 2024, Synovus repurchased 5.4 million shares of common stock at an average price of $40.66 per share via open market transactions.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and the September 30, 2024 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At September 30, 2024, $14.6 million, or a cumulative 3 bps benefit to CET1, was deferred.

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
Synovus declared common stock dividends of $164.4 million, or $1.14 per common share, for the nine months ended September 30, 2024, compared to $166.6 million, or $1.14 per common share, for the nine months ended September 30, 2023. In addition, Synovus declared dividends on its preferred stock of $31.3 million for the nine months ended September 30, 2024 compared to $26.3 million for the nine months ended September 30, 2023.
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
Total deposits at September 30, 2024 decreased $545.4 million compared to December 31, 2023, with a $937.6 million decline in brokered deposits, resulting from continued proactive management of our balance sheet position, that was somewhat offset by a $392.1 million increase in core deposits. The growth in core deposits was primarily due to continued client demand for time deposits partially offset by a decline in non-interest-bearing demand deposits primarily driven by commercial client deployment of excess funds. Additionally, growth in money market and interest-bearing demand accounts thus far in 2024 contributed to the increase in core deposits compared to December 31, 2023. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Contingent liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At September 30, 2024, contingent sources of liquidity totaled approximately $26.6 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $7.4 billion, subject to FHLB credit policies.
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
Earning Assets and Sources of Funds
Average earning assets decreased $1.96 billion in the first nine months of 2024 compared to the same period in 2023. The decline in average earning assets primarily resulted from a decline of $582.6 million in average investment securities (amortized cost basis), a decline of $580.6 million in average total loans, net of unearned income, and a decline of $559.2 million in average other loans held for sale. The lower average investment securities (amortized cost basis) were primarily due to the transfer of investment securities from AFS to HTM on April 1, 2024, which included unrealized losses at the date of transfer that will be amortized over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The decrease in average total loans, net of unearned income, was largely due to a continued focus on strategically reducing non-relationship loans, increased paydowns, and a decline in third-party consumer loans from continued run-off. The decline in average other loans held for sale was primarily attributable to sales of third-party consumer loans in 2023.
Average interest-bearing liabilities increased $332.9 million for the first nine months of 2024 compared to the same period in 2023. The increase in average interest-bearing liabilities largely resulted from increases of $3.35 billion and $1.04 billion in average time deposits and average interest-bearing demand deposits, respectively, partially offset by a decrease of $830.8 million in average money market accounts, a decrease of $551.1 million in average brokered deposits, as well as decreases of $644.5 million and $1.80 billion in average other short-term borrowings and average long-term debt, respectively. The increases in time deposits and interest-bearing demand deposits and decrease in money market accounts were correlated, as fluctuations between these categories have been driven by the rate environment. The decreases to brokered deposits, other short-term borrowings, and long-term debt were largely due to the ongoing management of our liquidity position. Average non-interest-bearing demand deposits decreased $2.03 billion for the first nine months of 2024 compared to the same period in 2023 primarily due to the continued pressures from the rate environment and client deployment of excess funds.
Net interest income for the nine months ended September 30, 2024 was $1.29 billion, down $84.9 million, or 6%, compared to the same period in 2023. Net interest margin was down 9 bps over the comparable period to 3.16%, impacted by negative deposit remixing and pricing lags within the deposit portfolio.
On a sequential quarter basis, net interest income was up $5.7 million, or 1%, and net interest margin for the third quarter of 2024 was up 2 bps compared to the second quarter of 2024. The third quarter included a full quarter impact of the investment securities repositioning in May and a modest improvement in asset yields. See "Part I - Item 1. Financial Statements and Supplementary Data - Note 2 - Investment Securities" in this Report for more information on the securities repositioning. This helped more than offset deposit mix shifts that drove deposit costs to increase over the previous quarter. As we look to the fourth quarter of 2024, we project a relatively stable net interest margin. In isolation, the anticipated FOMC easing will serve as a modest headwind to the net interest margin as a result of repricing lead-lag impacts. However, the beneficial impact of fixed-rate asset repricing and hedge maturities in the fourth quarter of 2024 should support the net interest margin.

Net Interest Income and Rate/Volume Analysis
    The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2024 and 2023, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2024 Compared to 2023
	2024			2023			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,610,296	$592,142	6.81%	$34,990,459	$579,177	6.57%	$(6,278)	$19,243	$12,965
Consumer loans (2)	8,298,130	109,908	5.28	8,509,757	108,065	5.06	(2,692)	4,535	1,843
Less: Allowance for loan losses	(482,863)	—	—	(461,385)	—	—	—	—	—
Loans, net	42,425,563	702,050	6.59	43,038,831	687,242	6.34	(8,970)	23,778	14,808
Total investment securities(4)	10,420,665	87,643	3.36	11,194,291	61,642	2.20	(4,278)	30,279	26,001
Trading account assets	14,392	246	6.84	16,186	237	5.86	(26)	35	9
Other earning assets(5)	1,408,415	18,803	5.24	1,237,445	16,369	5.17	2,218	216	2,434
FHLB and Federal Reserve Bank stock	170,977	2,113	4.94	244,906	3,783	6.18	(1,148)	(522)	(1,670)
Mortgage loans held for sale	34,890	612	7.01	53,904	879	6.52	(312)	45	(267)
Other loans held for sale	83,492	433	2.03	881,067	17,035	7.57	(15,176)	(1,426)	(16,602)
Total interest earning assets	$54,558,394	$811,900	5.92%	$56,666,630	$787,187	5.51%	$(27,692)	$52,405	$24,713
Cash and due from banks	476,443			509,511
Premises and equipment	380,003			365,568
Other real estate	666			—
Cash surrender value of bank-owned life insurance	1,128,877			1,102,626
Other assets(6)	2,639,241			1,272,344
Total assets	$59,183,624			$59,916,679
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,834,829	$71,786	2.64%	$10,114,171	$52,983	2.08%	$3,768	$15,035	$18,803
Money market accounts	13,058,527	104,514	3.18	13,147,465	95,339	2.88	(644)	9,819	9,175
Savings deposits	1,007,962	355	0.14	1,178,322	280	0.09	(38)	113	75
Time deposits	8,437,861	93,052	4.39	6,180,584	59,972	3.85	21,845	11,235	33,080
Brokered deposits	5,476,231	75,607	5.49	6,442,690	83,486	5.14	(12,487)	4,608	(7,879)
Federal funds purchased and securities sold under repurchase agreements	94,629	369	1.53	73,344	296	1.58	84	(11)	73
Other short-term borrowings	2,209	29	5.20	1,722	—	—	—	29	29
Long-term debt	1,385,836	24,055	6.93	3,230,374	50,524	6.18	(28,654)	2,185	(26,469)
Total interest-bearing liabilities	40,298,084	$369,767	3.65%	40,368,672	$342,880	3.37%	$(16,126)	$43,013	$26,887
Non-interest-bearing demand deposits	11,665,661			13,049,343
Other liabilities	1,967,351			1,713,131
Total equity	5,252,528			4,785,533
Total liabilities and shareholders' equity	$59,183,624			$59,916,679
Net interest income and net interest margin, taxable equivalent (7)		$442,133	3.22%		$444,307	3.11%	$(11,566)	$9,392	$(2,174)
Less: taxable-equivalent adjustment		1,393			1,148
Net interest income		$440,740			$443,159

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2024 - $12.7 million, 2023 - $11.8 million.
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
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(424.6) million and $(1.60) billion for the three months ended September 30, 2024 and 2023, respectively.
(7)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2024 Compared to 2023
	2024			2023			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,852,642	$1,769,316	6.78%	$35,216,487	$1,672,529	6.35%	$(17,296)	$114,083	$96,787
Consumer loans (2)	8,363,281	328,681	5.24	8,580,029	316,757	4.92	(7,983)	19,907	11,924
Less: Allowance for loan losses	(485,540)	—	—	(457,818)	—	—	—	—	—
Loans, net	42,730,383	$2,097,997	6.56%	43,338,698	$1,989,286	6.14%	$(25,279)	$133,990	$108,711
Total investment securities(4)	10,646,738	238,440	2.99	11,229,290	183,118	2.17	(9,463)	64,785	55,322
Trading account assets	11,600	473	5.44	16,302	671	5.49	(193)	(5)	(198)
Other earning assets(5)	1,302,499	51,776	5.23	1,398,211	51,660	4.87	(4,104)	4,220	116
FHLB and Federal Reserve Bank stock	182,793	7,073	5.16	277,136	11,439	5.50	(3,885)	(481)	(4,366)
Mortgage loans held for sale	34,012	1,773	6.95	48,398	2,297	6.33	(682)	158	(524)
Other loans held for sale	66,109	982	1.95	625,262	26,995	5.69	(23,819)	(2,194)	(26,013)
Total interest earning assets	54,974,134	$2,398,514	5.83%	56,933,297	$2,265,466	5.32%	$(67,425)	$200,473	$133,048
Cash and due from banks	510,807			593,023
Premises and equipment	375,574			367,332
Other real estate	6,223			—
Cash surrender value of bank-owned life insurance	1,121,807			1,096,567
Other assets(6)	2,162,476			1,187,026
Total assets	$59,151,021			$60,177,245
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,738,505	$206,010	2.56%	$9,702,651	$118,007	1.63%	$12,640	$75,363	$88,003
Money market accounts	12,834,830	307,024	3.20	13,665,672	253,351	2.48	(15,426)	69,099	53,673
Savings deposits	1,033,696	946	0.12	1,274,142	771	0.08	(144)	319	175
Time deposits	8,241,879	272,976	4.42	4,892,146	121,019	3.31	83,006	68,951	151,957
Brokered deposits	5,565,332	226,778	5.44	6,116,392	214,627	4.69	(19,348)	31,499	12,151
Federal funds purchased and securities sold under repurchase agreements	107,546	1,587	1.94	98,212	1,317	1.77	124	146	270
Other short-term borrowings	60,763	2,514	5.44	705,292	24,559	4.59	(22,148)	103	(22,045)
Long-term debt	1,604,966	82,041	6.80	3,400,156	148,968	5.80	(77,949)	11,022	(66,927)
Total interest-bearing liabilities	40,187,517	$1,099,876	3.66%	39,854,663	$882,619	2.96%	$(39,245)	$256,502	$217,257
Non-interest-bearing demand deposits	11,944,508			13,972,152
Other liabilities	1,894,545			1,592,230
Total equity	5,124,451			4,758,200
Total liabilities and shareholders' equity	$59,151,021			$60,177,245
Net interest income and net interest margin, taxable equivalent (7)		$1,298,638	3.16%		$1,382,847	3.25%	$(28,180)	$(56,029)	$(84,209)
Less: taxable-equivalent adjustment		4,055			3,405
Net interest income		$1,294,583			$1,379,442

(1)    Changes in rate/volume will equal the increase/ (decrease) in interest income/expense.
(2)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2024 - $35.7 million, 2023 - $34.6 million.
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
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(836.6) million and $(1.53) billion for the nine months ended September 30, 2024 and 2023, respectively.
(7)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Market Risk Analysis
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus’ earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors for both loans and deposits. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 45% when compared to FOMC policy and other short-term rates. The deposit beta assumptions are based on historical observations and future expectations. This process is reviewed and updated on an ongoing basis in a manner consistent with Synovus’ ALCO governance framework.
The Risk Committee of the Board has chartered the ALCO and approved related policies to aid in the management and governance of various risks, including interest rate risk. The ALCO has an established limit framework for interest rate risk, which is monitored on an ongoing basis and is in alignment with the tolerances and limits as established by the Board. Additionally, Synovus’ ERM framework establishes a Board-approved risk appetite statement, which includes certain quantitative measurements for interest rate risk and helps to ensure management operates within the Board’s established appetite.
Synovus has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to September 30, 2024 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 4.75% to 5.00% as of September 30, 2024 and the prime rate of 8.00% as of September 30, 2024. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 3.1% and 1.6% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 1.6% and 3.1% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at September 30, 2024, with comparable information for December 31, 2023.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	September 30, 2024	December 31, 2023
+200	3.1%	3.7%
+100	1.6	1.9
-100	(1.6)	(2.0)
-200	(3.1)	(4.1)
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
As of September 30, 2024 and December 31, 2023, Synovus had $4.60 billion and $5.60 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of September 30, 2024 and December 31, 2023, Synovus had $1.68 billion and $2.56 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
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
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue taxable equivalent (TE), adjusted tangible efficiency ratio, adjusted pre-provision net revenue (PPNR), adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio, are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, PPNR, net income (loss) available to common shareholders, net income (loss) per common share, diluted, return on average assets, return on average common equity, and the ratio of total Synovus Financial Corp. shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue (TE) are measures used by management to evaluate non-interest revenue and total revenue exclusive of net investment securities gains (losses), fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted PPNR is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by stakeholders to assess our capital position. The computations of these measures are set forth in the tables below.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Adjusted non-interest revenue
Total non-interest revenue	$123,980	$107,139	$114,017	$352,541
Gain on sale of GLOBALT	—	(1,929)	—	(1,929)
Investment securities (gains) losses, net	—	—	256,660	(1,030)
Recovery of NPA	—	—	—	(13,126)
Fair value adjustment on non-qualified deferred compensation	(2,062)	1,035	(4,922)	(1,934)
Adjusted non-interest revenue	$121,918	$106,245	$365,755	$334,522

Adjusted non-interest expense
Total non-interest expense	$313,690	$353,532	$938,232	$982,566
(Loss) gain on other loans held for sale	—	(30,954)	—	(50,064)
Restructuring (charges) reversals	(1,219)	(17,319)	(2,084)	(16,476)
Valuation adjustment to Visa derivative	(8,700)	(900)	(8,700)	(3,927)
Gain (loss) on early extinguishment of debt	—	526	—	903
Fair value adjustment on non-qualified deferred compensation	(2,062)	1,035	(4,922)	(1,934)
Adjusted non-interest expense	$301,709	$305,920	$922,526	$911,068

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$301,709	$305,920	$922,526	$911,068
Amortization of intangibles	(2,907)	(3,042)	(8,721)	(7,319)
Adjusted tangible non-interest expense	$298,802	$302,878	$913,805	$903,749

Net interest income	$440,740	$443,159	$1,294,583	$1,379,442
Taxable equivalent adjustment	1,393	1,148	4,055	3,405
Net interest income (TE)	$442,133	$444,307	$1,298,638	$1,382,847

Net interest income	$440,740	$443,159	$1,294,583	$1,379,442
Total non-interest revenue	123,980	107,139	114,017	352,541
Total revenue	$564,720	$550,298	$1,408,600	$1,731,983
Taxable equivalent adjustment	1,393	1,148	4,055	3,405
Total (TE) revenue	$566,113	$551,446	$1,412,655	$1,735,388
Recovery of NPA	—	—	—	(13,126)
Gain on sale of GLOBALT	—	(1,929)	—	(1,929)
Investment securities (gains) losses, net	—	—	256,660	(1,030)
Fair value adjustment on non-qualified deferred compensation	(2,062)	1,035	(4,922)	(1,934)
Adjusted revenue (TE)	$564,051	$550,552	$1,664,393	$1,717,369
Efficiency ratio (TE)	55.41%	64.11%	66.42%	56.62%
Adjusted tangible efficiency ratio	52.97	55.01	54.90	52.62

Adjusted pre-provision net revenue
Net interest income	$440,740	$443,159	$1,294,583	$1,379,442
Total non-interest revenue	123,980	107,139	114,017	352,541
Total non-interest expense	(313,690)	(353,532)	(938,232)	(982,566)
Pre-provision net revenue (PPNR)	$251,030	$196,766	$470,368	$749,417

Adjusted revenue (TE)	$564,051	$550,552	$1,664,393	$1,717,369
Adjusted non-interest expense	(301,709)	(305,920)	(922,526)	(911,068)
Adjusted PPNR	$262,342	$244,632	$741,867	$806,301

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$169,628	$87,423	$260,709	$447,110
Recovery of NPA	—	—	—	(13,126)
Loss (gain) on other loans held for sale	—	30,954	—	50,064
Restructuring charges (reversals)	1,219	17,319	2,084	16,476
Valuation adjustment to Visa derivative	8,700	900	8,700	3,927
(Gain) loss on early extinguishment of debt	—	(526)	—	(903)
Gain on sale of GLOBALT	—	(1,929)	—	(1,929)
Investment securities (gains) losses, net	—	—	256,660	(1,030)
Tax effect of adjustments (1)	(2,427)	(11,371)	(65,444)	(13,017)
Adjusted net income available to common shareholders	$177,120	$122,770	$462,709	$487,572
Weighted average common shares outstanding, diluted	143,979	146,740	145,718	146,683
Net income per common share, diluted	$1.18	$0.60	$1.79	$3.05
Adjusted net income per common share, diluted	1.23	0.84	3.18	3.32
(1) An assumed marginal tax rate of 24.5% for 2024 and 24.3% for 2023 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Adjusted return on average assets (annualized)
Net income	$180,684	$96,465	$290,074	$472,568
Recovery of NPA	—	—	—	(13,126)
Loss (gain) on other loans held for sale	—	30,954	—	50,064
Restructuring charges (reversals)	1,219	17,319	2,084	16,476
Valuation adjustment to Visa derivative	8,700	900	8,700	3,927
(Gain) loss on early extinguishment of debt	—	(526)	—	(903)
Gain on sale of GLOBALT	—	(1,929)	—	(1,929)
Investment securities (gains) losses, net	—	—	256,660	(1,030)
Tax effect of adjustments (1)	(2,427)	(11,371)	(65,444)	(13,017)
Adjusted net income	$188,176	$131,812	$492,074	$513,030
Net income annualized	$718,808	$382,714	$387,471	$631,822
Adjusted net income annualized	$748,613	$522,950	$657,296	$685,919
Total average assets	$59,183,624	$59,916,679	$59,151,021	$60,177,245
Return on average assets (annualized)	1.2%	0.6%	0.7%	1.0%
Adjusted return on average assets (annualized)	1.3	0.9	1.1	1.1
(1) An assumed marginal tax rate of 24.5% for 2024 and 24.3% for 2023 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	September 30, 2024	June 30, 2024	September 30, 2023
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income (loss) available to common shareholders	$169,628	$(23,741)	$87,423
Loss (gain) on other loans held for sale	—	—	30,954
Restructuring charges (reversals)	1,219	(658)	17,319
Gain on sale of GLOBALT	—	—	(1,929)
Valuation adjustment to Visa derivative	8,700	—	900
(Gain) loss on early extinguishment of debt	—	—	(526)
Investment securities (gains) losses, net	—	256,660	—
Tax effect of adjustments (1)	(2,427)	(62,644)	(11,371)
Adjusted net income available to common shareholders	$177,120	$169,617	$122,770

Adjusted net income available to common shareholders annualized	$704,630	$682,196	$487,077
Amortization of intangibles, annualized net of tax	8,735	8,831	9,131
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$713,365	$691,027	$496,208

Net income (loss) available to common shareholders annualized	$674,824	$(95,486)	$346,841
Amortization of intangibles, annualized net of tax	8,735	8,831	9,131
Net income (loss) available to common shareholders excluding amortization of intangibles annualized	$683,559	$(86,655)	$355,972

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,692,722	$4,455,198	$4,223,422
Average goodwill	(480,440)	(480,902)	(476,408)
Average other intangible assets, net	(38,793)	(41,547)	(59,016)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$4,173,489	$3,932,749	$3,687,998
Return on average common equity (annualized)	14.4%	(2.1)%	8.2%
Adjusted return on average common equity (annualized)	15.0	15.3	11.5
Return on average tangible common equity (annualized)	16.4	(2.2)	9.7
Adjusted return on average tangible common equity (annualized)	17.1	17.6	13.5
(1) An assumed marginal tax rate of 24.5% for 2024 and 24.3% for 2023 was applied.

(dollars in thousands)	September 30, 2024	December 31, 2023	September 30, 2023
Tangible common equity ratio
Total assets	$59,589,628	$59,809,534	$59,342,930
Goodwill	(480,440)	(480,440)	(479,851)
Other intangible assets, net	(37,207)	(45,928)	(49,096)
Tangible assets	$59,071,981	$59,283,166	$58,813,983

Total Synovus Financial Corp. shareholders' equity	$5,355,976	$5,119,993	$4,536,958
Goodwill	(480,440)	(480,440)	(479,851)
Other intangible assets, net	(37,207)	(45,928)	(49,096)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,301,184	$4,056,480	$3,470,866
Total Synovus Financial Corp. shareholders' equity to total assets ratio	8.99%	8.56%	7.65%
Tangible common equity ratio	7.28	6.84	5.90

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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

Table 15 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31, 2024	344	$46.43	344	$163,330
August 1 to August 31, 2024	1,557	43.00	1,557	96,381
September 1 to September 30, 2024	392	43.30	392	79,392
Total	2,293	$43.58	2,293

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions, other transaction expenses, and the 1 percent excise tax charged on public company share repurchases.
The foregoing common stock repurchases during the third quarter of 2024 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

ITEM 6. – EXHIBITS

Exhibit Number	Description

3.1	Restated Articles of Incorporation of Synovus, incorporated by reference to Exhibit 3.1 of Synovus’ Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

3.2	Restated Bylaws of Synovus, incorporated by reference to Exhibit 3.2 of Synovus' Current Report on Form 8-K dated April 22, 2020, as filed with the SEC on April 24, 2020.

4.1	Specimen physical stock certificate of Synovus.

4.2	Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D.

4.3
Specimen stock certificate for Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series E, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated July 1, 2019, as filed with the SEC on July 1, 2019.

4.4	6.168% Fixed Rate/Floating Rate Senior Note due 2030, incorporated by reference to Exhibit 4.2 of Synovus’ Current Report on Form 8-K dated October 29, 2024, as filed with the SEC on November 1, 2024.

10.1	Amendment No. 1 to the Synovus Financial Corp. 2021 Director Stock Purchase Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

SYNOVUS FINANCIAL CORP.

November 4, 2024	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)