Form 10-K
period 2024-12-31
SYNOVUS FINANCIAL CORP
filed 2025-02-21
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________

FORM 10-K
_______________________
☒ Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2024
Commission file number 1-10312
_______________________
SYNOVUS FINANCIAL CORP.
(Exact name of registrant as specified in its charter)
_______________________

Georgia	58-1134883
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

33 W. 14th Street
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No ☒
As of June 30, 2024, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $5,514,952,903 based on the closing sale price of $40.19 reported on the New York Stock Exchange on June 30, 2024.
As of February 18, 2025, there were 140,893,828 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Incorporated Documents	Form 10-K Reference Locations
Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2025 (“Proxy Statement”)	Part III

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

ACL – Allowance for credit losses (ALL, reserve on unfunded loan commitments, and reserve, if required, on debt securities and other receivables)
AI – Artificial intelligence
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
CIB - Corporate and Investment Banking
CISO - Chief Information Security Officer
CMO – Collateralized Mortgage Obligation
Code – Internal Revenue Code
CODM – Chief operating decision maker
Company – Synovus Financial Corp. and its wholly-owned subsidiaries, except where the context requires otherwise
Covered Litigation – Certain Visa litigation for which Visa is indemnified by Visa USA members
CRA – Community Reinvestment Act
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
FDIC – Federal Deposit Insurance Corporation
FDICIA – Federal Deposit Insurance Corporation Improvement Act of 1991
FDM – Financial Difficulty Modification
Federal Reserve Bank – One of the 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board, supervise bank holding companies and certain banking institutions, and also conduct economic research
Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms
Federal Reserve System or Federal Reserve – The Federal Reserve Board, plus the 12 Federal Reserve Banks, with each one serving member banks in its own district. The Federal Reserve has broad regulatory powers over the money supply and the credit structure of the economy
FFIEC Retail Credit Classification Policy – Federal Financial Institutions Examination Council Uniform Retail Credit Classification and Account Management Policy
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
Report – This Annual Report on Form 10-K for the year ended December 31, 2024
ROU – Right-of-use
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
(1)competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs and non-bank lenders;
(2)our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;
(3)an economic downturn and contraction, and the resulting effects on our capital, financial condition, credit quality, results of operations, and future growth, including that the strength of the current economic environment could be further weakened by persistent or rising inflation, interest rate fluctuations, changes in fiscal and monetary policy, and geopolitical uncertainty;
(4)the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, and potential changes to government policies related to immigration, trade, and government spending;
(5)our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;
(6)the impact of adverse developments in the banking industry, highlighted by high-profile bank failures such as those in 2023, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;
(7)our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;
(8)prolonged periods of inflation and its effects on our business, profitability, and our stock price, as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);
(9)changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;
(10)we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;
(11)changes in the cost and availability of funding due to changes in the deposit market and credit market;
(12)restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(13)we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;
(14)our current and future information technology system enhancements and operational initiatives, including those related to or involving artificial intelligence, may not be successfully implemented, which could negatively impact our operations;
(15)our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;
(16)our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;
(17)our asset quality may deteriorate or our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;
(18)the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, cybersecurity risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;
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
(22)we may not be able to identify suitable bank and non-bank acquisition opportunities as part of our growth strategy and even if we are able to identify attractive acquisition opportunities, we may not be able to complete such transactions on favorable terms or realize the anticipated benefits from such acquisitions;
(23)our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;
(24)our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;
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

ITEM 1. BUSINESS
Overview
General
Synovus Financial Corp. is a financial services company and a registered bank holding company headquartered in Columbus, Georgia. We provide commercial and consumer banking in addition to a full suite of specialized products and services including wealth services, treasury management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking to our clients through our wholly-owned subsidiary bank, Synovus Bank, and other offices in Alabama, Florida, Georgia, South Carolina, and Tennessee.
We were incorporated under the laws of the State of Georgia in 1972. Our principal executive offices are located at 33 West 14th Street, Columbus, Georgia 31901, and our telephone number at that address is (706) 641-6500. Our common stock is traded on the NYSE under the symbol “SNV.” At December 31, 2024, we had total consolidated assets of $60.23 billion and total consolidated deposits of $51.10 billion.
Additional information relating to our business and our subsidiaries, including a detailed description of our financial results for 2024 and 2023 is contained in "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Report.
Banking Operations
Synovus conducts its banking operations through Synovus Bank. Synovus Bank is a Georgia state-chartered bank and operates primarily throughout Alabama, Florida, Georgia, South Carolina, and Tennessee. Synovus Bank offers commercial and consumer services. Our commercial banking services include commercial, financial, and real estate lending, treasury management, asset management, capital markets services, and institutional trust services. Our consumer banking services include accepting customary types of demand and savings deposit accounts; mortgage, installment, and other consumer loans; investment and brokerage services; safe deposit services; automated banking services; automated fund transfers; internet-based banking services; and bank credit and debit card services, including Visa and MasterCard services. At December 31, 2024, Synovus Bank operated 244 branches and 357 ATMs across our footprint.
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
Business Developments
Throughout 2024, Synovus' core strategic focus remained on expanding and diversifying the franchise in terms of revenue, profitability, and asset size while maintaining a relationship-based approach to banking. In a year of continued economic and political uncertainty, persistent inflationary pressures, and enhanced regulatory scrutiny, we continued to refine our businesses and business model to drive sustained franchise value while retaining our legacy focus on our people and our clients. We also continued to embrace the acceleration of technology and adoption of digital and data capabilities.
Throughout the year, Synovus' streamlined strategic plan centered on enhancing profitability, deepening relationships, accelerating growth, and cultivating talent. Various strategic initiatives supported each of these goals, with a prioritization on such matters as expanding strategic growth verticals such as middle market commercial banking and CIB, executing on additional treasury and payments solutions, optimizing the Company's wealth strategy, and investing in the bank of the future through automation, digital applications, and analytics. We also remained focused on safety and soundness through additional liquidity and deposit generation initiatives across all lines of business, overall credit vigilance, enhanced industry and sector monitoring, reduced operational losses through fraud mitigation controls, and optimized capital management.
In 2025, Synovus' strategic plan will continue to focus on a relationship-based approach to banking but centered on accelerated growth investments across the franchise, with a particular focus on middle market banking, specialty lending, CIB, and wealth services. Initiatives will include a deliberate and thoughtful approach to relationship manager recruitment and hiring in these focus areas. The 2025 strategic plan also focuses on continued product development and client penetration within treasury and payment solutions, continued expansion and development of certain specialty deposit verticals and capital markets capabilities, and an enhanced focus on third-party payments and sponsorship opportunities. In addition, the Company will continue to focus on foundational infrastructure investments related to the client experience, process efficiencies, and controls and risk mitigation.
Competition
The financial services industry is highly competitive and could become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, and continued consolidation within the financial services industry. Synovus Bank and our wholly-owned non-bank subsidiaries compete actively with national and state banks, savings and loan associations, and credit unions and other non-bank financial intermediaries, including securities brokers and dealers, investment advisory firms, mortgage companies, insurance companies, trust companies, finance companies, leasing companies, and certain governmental agencies, all of which actively engage in marketing various types of loans, deposit accounts, and other financial services. In addition, competition from nontraditional banking institutions, often known as Fintech and non-bank lenders, continues to increase and accelerate, with consumers and businesses having the opportunity to select from a growing variety of traditional and nontraditional alternatives. The ability of such non-banking financial institutions to provide services previously limited to commercial banks has intensified competition. Because non-banking financial institutions are not subject to many of the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. These competitors have been successful in developing products that are in direct competition with or are alternatives to the banking services offered by traditional banking institutions.
Moreover, Synovus competes increasingly with other companies based on financial technology and capabilities, such as mobile banking and digital capabilities. We also often compete with much larger national and regional banks that have more resources than we do to deliver new products and services and introduce new technology to enhance the client experience. As larger, better capitalized and geographically diverse institutions emerge from the continuing consolidation within the financial services industry, competition becomes even more challenging from these economies of scale. See "Part I - Item 1A. Risk Factors - Strategic Risk - Competition in the financial services industry may adversely affect our future earnings and growth." Our ability to deliver strong financial performance will depend in part on our ability to expand the scope of, and effectively deliver, products and services, which will allow us to meet the changing needs of our clients.
As of December 31, 2024, we were the largest bank holding company headquartered in Georgia based on assets. We believe that Synovus' relationship-based approach provides us with a competitive advantage and that our clients are generally influenced by convenience, quality of service, personal contacts, price of services, availability of products, and the quality of technology that supports the client experience. We have also made significant investments to develop the Company's digital platform and capabilities over the last several years to remain competitive in meeting our clients' evolving needs and expectations.
Human Capital Resources
Synovus' financial performance and strategy rely heavily on our value proposition of relationship banking delivered through experts committed to providing an exceptional client experience and offering value-added advice and financial solutions. As such, Synovus' ability to identify, attract, develop, and retain a qualified and skilled workforce across our segments in multiple banking specialties and other areas is central to our growth and delivery of long-term shareholder value. In managing our business, management focuses on a number of human capital measures and objectives including: workforce demographics; compensation and benefits; talent acquisition, development, and retention; engagement and inclusion; and employee health and safety. Synovus' Chief Human Resources Officer, reporting to the Chairman of the Board, Chief Executive Officer, and President, oversees all aspects of the employee experience, including talent acquisition and management, learning and development, and compensation and benefits. The Compensation and Human Capital Committee has primary oversight responsibility for Synovus' talent development and human capital management strategies, with the Board’s full engagement, oversight, and support on this critical component of the Company’s strategic success.
In 2024, the Company's human capital strategy continued to focus on meaningful investments in our workforce, focused on the unique circumstances of our employees and on the continued transformation of our technology for the management of our workforce through investments in upgraded systems and processes. The Company also continued to respond to an evolving labor market, including increased competition for talent and increased labor costs.
Workforce Demographics
At Synovus, our employees are at the center of our culture and success and help us continue to meet the evolving needs of our clients. As of December 31, 2024, Synovus had 4,775 employees, 210 of which were part-time employees, predominantly located in our primary markets of Georgia, Florida, Alabama, South Carolina, and Tennessee. Approximately 32% of these employees were employed in Consumer Banking, 11% in Community Banking, 7% in Wholesale Banking, 12% in Financial Management Services, and 38% in Treasury and Corporate Other at year-end.

Compensation and Benefits
Synovus strives to provide competitive compensation and benefits that meet the varying needs of employees, including market-competitive pay, healthcare benefits, short- and long-term incentive packages, a 401(k) plan with a dollar-for-dollar company match on employee contributions up to 5% of pay, an employee stock purchase plan, tuition assistance, and wellness and employee assistance programs. We provide additional resources to support our employees' mental health, family needs, and financial well-being. The Company's short- and long-term incentive programs are aligned with our strategy and key business objectives and are intended to motivate strong performance. Synovus engages in nationally recognized external compensation salary surveys and utilizes the expertise of a nationally recognized external executive compensation firm to objectively evaluate our compensation and benefits and benchmark them against industry peers and similarly situated organizations. Synovus periodically reviews compensation and benefits by grade level and position to verify similar positions are paid comparatively and to ensure that Synovus has a competitive and valuable offering to meet the well-being and needs of our employees. For the year ended December 31, 2024, total salaries and other personnel expense, which includes all compensation and benefits to our employees, totaled $737.5 million. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense" of this Report for further discussion of salaries and other personnel expense.
Talent Acquisition, Development, and Retention
The Company remains committed to creating a compelling work environment with abundant growth and career development opportunities. We continue our efforts to attract and retain the brightest and best talent. Of the approximately 1,118 open positions filled in 2024, 45% were filled by internal hires. Approximately 14% of our workforce received a promotion in 2024, consisting of 65% women and 32% people of color. Our commitment to our employees has resulted in a long-term workforce with a voluntary turnover rate of only 11% and with an average tenure of nine years of service for 2024. We attribute our ability to attract and retain talent to several factors, including impactful work that affects the communities in which our employees live, strong leadership, availability of career advancement opportunities, and competitive and equitable total rewards.
Synovus is committed to providing access to learning, development, and training opportunities that enable all employees to reach their full potential and to achieve the strategic goals of the Company. Synovus enables employees by providing access to in-person, virtual instructor-led, on demand, and curated learning opportunities to support skill development. This includes, but is not limited to, new hire orientation, role-based training programs, technical training, and professional and leadership development. Synovus also encourages all employees to devote at least one hour a week to professional development. Moreover, Synovus believes in the importance of equipping leaders and has invested in developing leaders at every level. Our leadership development programs – Ignite, Catalyst, and Connect – focus on frontline leadership, senior leadership, and executive-level readiness through a tailored approach to development and succession planning.
Synovus also supports and encourages its employees in pursuing external development opportunities. Synovus offers a tuition assistance program for employees seeking qualified undergraduate and graduate degrees and other continuing education programs. We also provide 100% tuition coverage for employees selected for specialty banking schools.
Engagement and Inclusion
Synovus has continued to focus on employee engagement and culture. In the last employee engagement survey conducted in 2023, we received engagement and favorability levels that ranked Synovus as some of the highest in financial services. Since that survey, we have continued to explore and focus on improvements through our “Voice of the Team Member” action teams. We plan to conduct another employee engagement survey in 2025.
At Synovus, we value a diversity of backgrounds, experiences, thoughts, and perspectives and strive to have a qualified workforce representative of the clients and communities we serve. As of December 31, 2024, 64% of our employees were women and 31% of our employees were people of color, with 39% of our senior leadership being women and 19% of our senior leadership being people of color. Our executive leadership team is comprised of 46% women and 8% people of color.
To continue to build and attract a diverse workforce representative of the clients and communities we serve, in 2024, Synovus continued to work with key organizations and partnerships to strengthen our recruiting efforts. In 2024, we became a certified DoD SkillBridge industry partner, allowing participating service members to continue to receive their military compensation and benefits while industry partners provide civilian training and work experience. In addition to an increased focus on military recruitment, we also continued our campus recruiting efforts, executing a comprehensive campus recruitment strategy with a focus on diversity, and deepening our relationships with historically black colleges and universities in our markets. We continued to work with such professional organizations as the Latin American Association Unidos in Finance and leveraged our numerous and varied employee resource groups for internal referrals. Moreover, we continued to focus on awareness and improvements in the diversity of our early talent internship and accelerated banker programs.
As to the existing workforce, in 2024, Synovus continued its work toward increasing all dimensions of engagement and belonging across our employee population and all levels within the organization, engaging employee resource groups to assist with talent acquisition, development, and community outreach, and increasing our internal dialogue through forums and listen and learn events. Membership and engagement by our employees in our six employee resource groups continued to meaningfully increase in 2024, and we launched a new employee resource group focused on early in career employees.
As part of our commitment to fair and equitable compensation for all employees, and consistent with our enterprise-wide work to ensure that employees in similar positions are paid comparably, in 2024, Synovus continued to conduct gender and ethnicity pay equity analyses to augment the ongoing pay equity work being conducted by the Company. Results of the analysis and the resulting nominal pay adjustments were shared with the Compensation and Human Capital Committee.
In 2024, we achieved a Great Place to Work designation by the Great Place to Work Institute and were recognized again among Atlanta's Top Workplaces by the Atlanta Journal Constitution. Moreover, Synovus won three Brandon Hall Excellence awards in 2024 in recognition of our Ignite and Catalyst leadership development programs, and our customer care team received silver for the HERO Academy. A member of our executive leadership team again received national recognition for The Most Powerful Women to Watch while another senior leader received national recognition for The Most Powerful Women in Banking: Next 2024 from American Banker.
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
Supervision, Regulation, and Other Factors
We are extensively regulated under federal and state law. The following is a brief summary that does not purport to be a complete description of all regulations that affect us or all aspects of those regulations. This discussion is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and Synovus Bank. In addition, proposals to change the laws and regulations governing the banking industry are frequently raised at both the state and federal levels. The likelihood and timing of any changes in these laws and regulations, and the impact such changes may have on us and Synovus Bank, are difficult to predict. Regulatory agencies may issue enforcement actions, policy statements, interpretive letters, and similar written guidance applicable to us or to Synovus Bank. Changes in applicable laws, regulations, or regulatory guidance, or their interpretation by regulatory agencies or courts may have a material adverse effect on our and Synovus Bank’s business, operations, and earnings.
Synovus Bank, Synovus Trust, and in some cases, we and our non-bank affiliates, must undergo regular examinations by the appropriate regulatory agency, which will examine for adherence to a range of legal and regulatory compliance responsibilities. A bank regulator conducting an examination has complete access to the books and records of the examined institution. The results of the examination are confidential. Supervision and regulation of banks, their holding companies, and affiliates is intended primarily for the protection of depositors and clients, the DIF of the FDIC, and the U.S. banking and financial system rather than holders of our securities.
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
Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees, and other parties participating in the affairs of a bank or bank holding company. Like all bank holding companies, we are regulated extensively under federal and state law. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, state banking regulators, the Federal Reserve, and separately the FDIC as the insurer of bank deposits have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements, and consent or cease and desist orders pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.
If we become subject to, and are unable to comply with, the terms of any regulatory actions or directives, supervisory agreements or orders, we could become subject to additional, heightened supervisory actions and orders, possibly including prompt corrective action restrictions or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common and preferred stock. See “Part I - Item 1A. Risk Factors - Compliance and Regulatory Risk - We may become subject to supervisory actions and enhanced regulation that could have a material adverse effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock” of this Report.
Activity Limitations
As a financial holding company, we are permitted to engage, directly or indirectly, in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Bank holding companies are generally restricted to engaging in the business of banking, managing, or controlling banks and certain other activities determined by the Federal Reserve to be closely related to banking. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If Synovus Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if Synovus Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.
In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any non-banking activity or terminate its ownership or control of any non-bank subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company. As further described below, each of the Company and Synovus Bank is well-capitalized under applicable regulatory standards as of December 31, 2024, and Synovus Bank has an overall rating of “Satisfactory” in its most recent CRA evaluation.
Source of Strength Obligations
A bank holding company, such as us, is required to act as a source of financial and managerial strength to its subsidiary bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as Synovus Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of Synovus Bank, this agency is the Federal Reserve) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to Synovus Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of Synovus Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC states that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. Synovus Bank is an FDIC-insured depository institution and thus subject to these requirements.
Acquisitions
The BHC Act permits acquisitions of banks by bank holding companies, such that we and any other bank holding company, whether located in Georgia or elsewhere, may acquire a bank located in any other state, subject to certain deposit-percentage, age of bank charter requirements, and other restrictions. The BHC Act requires that a bank holding company obtain the prior approval of the Federal Reserve before (i) acquiring direct or indirect ownership or control of more than 5% of the voting shares of any additional bank or bank holding company, (ii) taking any action that causes an additional bank or bank holding company to become a subsidiary of the bank holding company, or (iii) merging or consolidating with any other bank holding company. The Federal Reserve may not approve any such transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider: (i) the financial and managerial resources of the companies involved, including pro forma capital ratios; (ii) the risk to the stability of the United States banking or financial system; (iii) the convenience and needs of the communities to be served, including performance under the CRA; and (iv) the effectiveness of the company in combating money laundering.
Change in Control
Federal law restricts the amount of voting stock in a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company, such as the Company, or before acquiring control of any FDIC-insured bank, such as Synovus Bank. Upon receipt of such notice, the Federal Reserve may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a person or group acquires the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.
Governance and Financial Reporting Obligations
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the PCAOB, and the NYSE. In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10-K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules. Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities. The assessments of our financial reporting controls as of December 31, 2024 are included in this Report under “Item 9A. Controls and Procedures.”
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
Incentive Compensation
The Dodd-Frank Act required the federal banking agencies and the SEC to establish joint rules or guidelines for financial institutions with more than $1 billion in assets, such as us and Synovus Bank, which prohibit incentive compensation arrangements that the agencies determine to encourage inappropriate risks by the institution. The federal banking agencies issued proposed rules in 2011 and previously issued guidance on sound incentive compensation policies. In 2016, the federal banking agencies and the SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules have not been implemented, although the SEC did adopt final rules implementing the clawback provisions of the Dodd-Frank Act in 2022, and the NYSE did adopt corresponding listing standards for clawback policies in 2023. We and Synovus Bank have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles - that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.
Resolution Planning
On June 20, 2024, the FDIC approved a final rule to amend its resolution plan requirements, which require insured depository institutions to provide the FDIC with information about the Bank that is essential to effective resolution planning and to support the execution of a resolution, if necessary. For banks having at least $50 billion but less than $100 billion in total assets, such as Synovus Bank, the rule requires submission of "informational" resolution plans every three years, and an interim submission in intervening years. The final rule took effect on October 1, 2024, and the first submissions are expected in 2025. As a Group B insured depository institution, Synovus Bank's first informational filing is expected to be submitted on or before April 1, 2026.

Other Regulatory Matters
We and our subsidiaries are subject to oversight by the SEC, FINRA, NYSE, and various state securities and insurance regulators. We and our subsidiaries have from time to time received requests for information from regulatory authorities in various states, including state attorneys general, securities regulators, and other regulatory authorities concerning our business practices. Such requests are considered incidental to the normal conduct of business.
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
We and Synovus Bank are subject to the following risk-based capital ratios: a CET1 risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock plus retained earnings less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets, and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of non-cumulative perpetual preferred stock. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities, and equity holdings.
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
Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on our operations or financial condition. Failure to meet minimum capital requirements could also result in restrictions on the Company’s or Synovus Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.
In 2024, the Company’s and Synovus Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer. Based on current estimates, we believe that the Company and Synovus Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025. As of December 31, 2024, the consolidated capital ratios of Synovus and Synovus Bank were as follows:

Table 1 – Capital Ratios as of December 31, 2024
	Synovus	Synovus Bank
CET1 capital ratio	10.84%	11.81%
Tier 1 risk-based capital ratio	11.96	11.81
Total risk-based capital ratio	13.81	13.31
Leverage ratio	9.55	9.44

See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" of this Report for further information.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-year phase-in transition period. Synovus adopted CECL on January 1, 2020, and Synovus' December 31, 2024 regulatory capital ratios reflect Synovus' election of the five-year transition provision.
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
Transactions with Affiliates and Insiders
Synovus Bank is subject to restrictions on extensions of credit and certain other transactions between Synovus Bank and the Company or any non-bank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of Synovus Bank’s capital and surplus, and all such transactions between Synovus Bank and the Company and all of its non-bank affiliates combined are limited to 20% of Synovus Bank’s capital and surplus. Loans and other extensions of credit from Synovus Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between Synovus Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as Synovus Bank, to their directors, executive officers, and principal shareholders.
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

As of June 30, 2020, the DIF reserve ratio fell to 1.30%, below the statutory minimum of 1.35%. The FDIC, as required under the Federal Deposit Insurance Act, established a plan on September 15, 2020 to restore the DIF reserve ratio to meet or exceed the statutory minimum of 1.35% within eight years. On October 18, 2022, the FDIC adopted an amended restoration plan to increase the likelihood that the reserve ratio will be restored to at least 1.35% by September 30, 2028. The FDIC's amended restoration plan increased the initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning with the first quarterly assessment period of 2023. The FDIC could further increase the deposit insurance assessments for certain insured depository institutions, including Synovus Bank, if the DIF reserve ratio is not restored as projected.
In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with several bank failures that occurred during the first half of 2023. The assessment base for the special assessment is equal to a bank's uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 bps for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024. See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-interest Expense" for further information on the FDIC special assessment.
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
Anti-Money Laundering
A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors, and insurance companies, and strengthened the ability of the U.S. government to help prevent, detect, and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. Synovus Bank augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures, and controls to reflect changes required by law.
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
Concentrations in Lending
During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” and advised financial institutions of the risks posed by CRE lending concentrations. The guidance requires that appropriate processes be in place to identify, monitor, and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The guidance is triggered when CRE loan concentrations exceed either:
•total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•total reported loans secured by multi-family and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.
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
Community Reinvestment Act
Synovus Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The Federal Reserve’s assessment of Synovus Bank’s CRA record is made available to the public. CRA agreements with private parties must be disclosed and annual CRA reports must be made to the Federal Reserve. A bank holding company will not be permitted to become or remain a financial holding company, and no new activities authorized under GLB may be commenced by a holding company or by a bank financial subsidiary if any of its bank subsidiaries received less than a “satisfactory” CRA rating in its latest CRA examination. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis and illegal or abusive lending practices be considered in the CRA evaluation. Synovus Bank has a rating of “Satisfactory” in its most recent CRA evaluation.
On October 24, 2023, the OCC, Federal Reserve, and FDIC issued final rules to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026 and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least "Satisfactory" on its CRA exam. The final rules have been subject to an injunction since March 29, 2024. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they are likely to make it more challenging and/or costly for Synovus Bank to receive a rating of at least “satisfactory” on its CRA exam.
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
The federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management standards among financial institutions. As a result, financial institutions, like Synovus and Synovus Bank, are expected to establish multiple lines of defense and to ensure their risk management processes address the risk posed by potential threats to the institution. A financial institution’s management is expected to maintain sufficient processes to effectively respond and recover the institution’s operations after a cyber-attack. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations if a critical service provider of the institution falls victim to this type of cyber-attack. In addition, effective in December 2023, the SEC enhanced and standardized the disclosure obligations related to a registrant's cybersecurity risk management, strategy, and governance. Our information security protocols are designed to adhere to the requirements of bank regulatory guidance and these enhanced SEC disclosure requirements. See "Part I - Item 1C. Cybersecurity" of this Report for additional information on cybersecurity.
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

In March 2023, the CFPB issued a final rule to implement Section 1071 of the Dodd-Frank Act, which requires lenders to collect and report information about lending to “women-owned, minority-owned and small businesses.” This rule is due to take effect in stages depending upon lending volume of the depository institution beginning in 2025. However, the final rule has been subject to ongoing court challenges and may be revised by the CFPB. The Bank is monitoring these developments.
In December 2024, the CFPB finalized a rule that would substantially limit overdraft fees that larger institutions such as the Bank may charge consumers, with an effective date of October 1, 2025. If implemented, this rule would impact the Bank’s non-interest revenue. However, this rule has been challenged in court and may be revised by the CFPB. The Bank is monitoring these developments.
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
The CFPB has also issued rules to implement requirements of the Dodd-Frank Act pertaining to mortgage loan origination (including with respect to loan originator compensation and loan originator qualifications) as well as integrated mortgage disclosure rules. In addition, the CFPB has issued rules that require servicers to comply with certain standards and practices with regard to error correction; information disclosure; force-placement of insurance; information management policies and procedures; requiring information about mortgage loss mitigation options to be provided to delinquent borrowers; providing delinquent borrowers access to servicer personnel with continuity of contact about the borrower’s mortgage loan account; and evaluating borrowers’ applications for available loss mitigation options. These rules also address initial rate adjustment notices for adjustable-rate mortgages, periodic statements for residential mortgage loans, and prompt crediting of mortgage payments and response to requests for payoff amounts.
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
LIBOR
On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the "LIBOR Act") to address references to LIBOR in contracts that: (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR that will replace LIBOR in certain financial contracts after June 30, 2023. As of December 31, 2024, Synovus has eliminated LIBOR-based exposures by discontinuing the use of LIBOR in new business and by amending LIBOR-based contracts for legacy exposures to transition to other acceptable indexes.
In addition, one of the alternative successor benchmark rates to LIBOR, BSBY, was permanently discontinued effective November 15, 2024. Actions have been taken to modify these exposures, including loans and derivatives, to alternative index rates or to convert these exposures under existing fallback language, and as of December 31, 2024, Synovus has eliminated BSBY-based exposure. Synovus does not believe that significant further actions will be required as part of the effort to adhere to the industry LIBOR or BSBY transition.
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

ITEM 1A. RISK FACTORS
This section highlights the material risks that we currently face. Please be aware that these risks may change over time, and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition, or results of operations or the trading price of our securities.
Strategic Risk
Competition in the financial services industry may adversely affect our future earnings and growth.
We operate in a highly competitive environment and our profitability and future growth depends on our ability to compete successfully based on such factors as pricing, convenience, product offerings, technology, accessibility, quality of service, and client relationships. We face pricing competition for loans, deposits, and payments services and, in order for us to compete for borrowers and depositors, we may be required to offer loans, deposits, and payment services on terms less favorable to us, including lower rates on our loans and higher rates on our deposits. Certain of our competitors are larger and have more resources than we do, enabling them to be more aggressive than we are in competing across the financial services landscape and investing in new products, technology, and services. In addition, the ability of non-bank competitors to provide services previously limited to commercial banks has intensified the competition we face. These non-bank competitors are not subject to the same extensive regulations that govern us and, therefore, may be able to operate with greater flexibility and lower cost structures. Non-bank competitors can also operate in areas or offer certain products that may be considered speculative or risky. This significant competition in making loans and attracting and retaining deposits as well as in providing other financial services such as payment services may impact our future earnings and growth.
Furthermore, the financial services industry could become even more competitive as a result of legislative, regulatory and technological changes, and continued consolidation.
•While we cannot predict the actions of state or federal legislatures or regulators, there is increasing likelihood that the bank regulatory landscape could shift due to legislation or regulatory action. Any material change to federal or state banking laws, regulations, or enforcement position could result in increased competition or make it more difficult for banks of our size to compete, either broadly or in specific parts of our business.
•Technology has lowered barriers to entry and made it possible for non-banks and smaller banks to offer products and services traditionally provided by larger banks. Competitors adopting new technologies or changes to client behaviors or expectations could require us to make significant expenditures to modify or make additions to our current products and services or could have an adverse impact to our future earnings and growth in the event that we are unable to adapt to these new technologies or changes in client behaviors.
•There has also been, and will likely continue to be, increasing consolidation among regional banks similar in size or larger than us, resulting in even larger banks being created. The resulting larger banks, as well as many other banks that are larger than us, may be able to achieve economies of scale due to their size and, as a result, may be able to operate more efficiently than us and also offer a broader range of products and services than we do, as well as better pricing for those products and services.
We may not realize the expected benefits from our strategic initiatives and other operational and execution goals, either in whole or in part, which could negatively impact our future profitability.
In the current competitive banking environment, overall revenue growth must outpace operating costs, which requires the successful execution of both growth and efficiency initiatives. In addition, we must continue to implement strategies to grow our product and service offerings and keep pace with changing technologies and client expectations in order to realize continued earnings growth and to remain competitive with the other banks and non-bank financial services providers in the markets we serve. We are continuously implementing strategic initiatives to achieve growth, reduce expense, and unlock efficiencies. Our current initiatives include, but are not limited to, growing our middle market commercial banking, specialty lending, and corporate and investment banking divisions, implementing a more unified approach to wealth management, expanding our treasury and payment solutions, capital markets offerings, and third-party payments, and investing in the bank of the future through automation, artificial intelligence, digital applications, and analytics. While we have realized growth and efficiency gains as a result of current and past initiatives, there is no guarantee that these initiatives will be successful in supporting growth or achieving the expected level of future savings and revenue enhancements that we anticipate. Additionally, any new service and product offerings could compete directly with other Synovus Bank product and service offerings. Consequently, any realized revenue from such growth initiatives may correspond to decreased revenue from other Synovus Bank product and service offerings.
Furthermore, our strategic initiatives may result in an increase in expense, divert management attention, take away from other opportunities that may have proved more successful, negatively impact operational effectiveness or impact employee morale. In addition, management expects to continue to make strategic investments in technology and talent that are expected to improve our client experience and support future growth which will require an increase in our expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of these strategic initiatives, or that these strategic initiatives will positively impact our organization. These initiatives may fail to meet our own or our clients’ expectations and may fail to keep pace with bank and non-bank competition, and we may realize significant losses as a result.
Finally, changes to the bank regulatory landscape generally, but particularly with respect to digital product offerings and third-party service providers, could negatively impact and undermine the rationale behind several of our initiatives.
The implementation of new lines of business, new products and services, and new technologies may subject us to additional risk.
We have launched or enhanced a number of lines of business, products and services, and technologies, including, among others, those related to our corporate and investment banking initiatives, treasury and payments solutions business, third-party payments, and specialty lending capabilities. An important part of our business strategy is to continue these efforts to implement new products, services, and technologies designed to better serve our clients and respond to digitization trends in banking. There are substantial risks and uncertainties associated with these efforts. Initial timetables for the introduction and development of new lines of business, new products or services, and/or new technologies may not be achieved, and price and profitability targets may not prove feasible. Additionally, such new products, services, and technologies often increase our reliance on third-party service providers. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business, a new product or service, and/or new technologies. Furthermore, any new line of business, new product or service, and/or new technology could require the establishment of new key controls and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, products, or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.
We may pursue bank and non-bank acquisition opportunities as they arise. However, even if we identify attractive acquisition opportunities, we may not be able to complete such acquisitions on favorable terms or realize the anticipated benefits from such acquisitions.
While we continue to focus on organic growth opportunities, we may pursue attractive bank or non-bank acquisition and consolidation opportunities that arise in our core markets and beyond. The number of financial institutions headquartered within our footprint and across the country continues to decline through merger and other consolidation activity. In the event that attractive acquisition opportunities arise, we would likely face competition for such acquisitions from other banking and financial companies, many of which have significantly greater resources and may have more attractive valuations. This competition could either prevent us from being able to complete attractive acquisition opportunities or increase prices for potential acquisitions which could reduce our potential returns and reduce the attractiveness of these opportunities. Furthermore, even if we are able to identify and complete acquisitions, the terms of such acquisitions may not be favorable to us, or we may fail to realize the anticipated benefits from such acquisitions. In addition, all acquisitions are subject to various regulatory approvals, and if we were unable (or there was a perception that we would be unable) to obtain such approvals for any reason, including due to any actual or perceived capital, liquidity, profitability, or regulatory compliance issues, it would impair our ability to consummate acquisitions. Any acquisition could also be dilutive to our earnings and shareholders’ equity per share of our common stock.
Operational Risk
Failure to attract and retain employees may adversely impact our ability to successfully execute our growth and efficiency strategies.
Our financial success depends upon our ability to attract and retain diverse, highly motivated, and well-qualified personnel that we rely on to execute all aspects of our business. We face increasingly significant competition in the recruitment of qualified employees at all levels from financial institutions and others. Moreover, the banking industry continues to transform due to technological innovation, demand for workplace flexibility, and competition for talent from non-bank financial services providers, and our ability to recruit and retain qualified individuals that bring diverse perspectives and innovative thinking to our teams is both more difficult and more necessary. These trends, combined with labor shortages, have resulted in generally increased labor costs. Such trends may continue in the near term, which may result in further challenges in hiring and retaining employees throughout the organization. We must continually assess and manage how our talent needs change over time, and failure to meet such needs may have a negative impact on our ability to compete.
In addition, our future growth and the continued diversification of our loan portfolio depends, in part, on our ability to attract and retain the right mix of well-qualified employees. If we are unable to attract and retain qualified employees, our ability to execute our business strategies may suffer, and we may be required to substantially increase our overall compensation or benefits to attract and retain such employees. Furthermore, we generally do not have employment agreements with our frontline employees, management team, or other key employees and cannot guarantee that our employees will remain with us.

The unexpected loss of services from one or more of our key personnel, especially members of our senior management team, could have a material adverse impact on the business because we would lose their skills, knowledge of the market, and years of industry experience and may have difficulty promptly finding qualified replacement personnel. In addition, the unexpected loss or inability to hire or retain branch-level employees could have a material adverse impact on our ability to increase deposits, generate frontline revenue, and properly service our clients.
Furthermore, we have had a number of leadership changes over the last several years. Such changes can be inherently difficult to manage, and an inadequate transition may cause disruption to our business, including our relationships with our clients, suppliers, vendors, and employees. It may also make it more difficult for us to hire and retain key employees. In addition, any failure to ensure the effective transfer of knowledge and a smooth leadership transition could hinder our strategic planning, execution, and future performance.
The financial services market continues to undergo rapid technological changes, and if we are unable to stay current with those changes, we will not be able to compete effectively.
The financial services market, including banking services, is continuing to undergo rapid changes with frequent introductions of new technology-driven products and services, primarily related to increased digitization of banking services and capabilities (including those related to or involving artificial intelligence, machine learning, blockchain, and other technologies) and increased demand for mobile banking solutions. Our future success will depend, in part, on our ability to keep pace with these technological changes and to use technology to satisfy and grow client demand for our products and services and to create additional efficiencies in our operations. Our substantial investments in digital banking solutions, technology, and information systems will increase our dependency on third-party service providers, and such investments may underperform expectations and could result in unexpected losses. Some of our competitors have substantially greater resources to invest in technological improvements and have invested more heavily than us, and will continue to be able to do so, in developing and adopting new technologies, which may put us at a competitive disadvantage. Some of these competitors consist of financial technology providers who are beginning to offer more traditional banking products and may either acquire a bank charter or obtain a bank-like charter, such as the Fintech charter provided by the OCC. We may not be able to effectively implement new technology-driven products and services, be successful in marketing these products and services to our clients, or keep pace with our competitors in this arena. As a result, our ability to effectively compete to retain or acquire new business may be impaired, and our business, financial condition, or results of operations may be adversely affected.
We may not be able to successfully implement current or future information technology system enhancements and operational initiatives, which could adversely affect our business operations and profitability.
We continue to invest significant resources into our core information technology systems, including deepening and expanding our use of cloud-based applications, in order to provide functionality and security at an appropriate level, and to improve our operating efficiency and to streamline our client experience. These initiatives significantly increase the complexity of our relationships with third-party service providers, and such relationships may be difficult to unwind. We may not be able to successfully implement and integrate such system enhancements and initiatives, which could adversely impact our ability to comply with a number of legal and regulatory requirements, which could result in sanctions from regulatory authorities. In addition, these projects could have higher than expected costs and/or result in operating inefficiencies, which could increase the costs associated with the implementation as well as ongoing operations. Failure to properly utilize system enhancements that are implemented in the future could result in impairment charges that adversely impact our financial condition and results of operations, could result in significant costs to remediate or replace the defective components, and could impact our ability to compete. In addition, we may incur significant training, licensing, maintenance, consulting, and amortization expense during and after implementation, and any such costs may continue for an extended period of time. As such, we cannot guarantee that the anticipated long-term benefits of these system enhancements and operational initiatives will be realized.
We rely extensively on information technology systems to operate our business, and an interruption or security breach may disrupt our business operations, result in reputational harm, and have an adverse effect on our operations.
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
As a complex financial institution, we are under continuous threat of loss due to cyber-attacks. This risk continues to increase, and attack methods continue to evolve in sophistication, velocity, and frequency and can occur from a variety of sources, such as foreign governments, hacktivists, or other well-financed entities, and may originate from less regulated and remote areas of the world. Furthermore, remote working environments for both Synovus and many of our clients have heightened these risks. We continually review the security of our IT systems and make the necessary investments to improve the resiliency of our systems and their security from attack. Nonetheless, there remains the risk that we may be materially harmed by a cyber-attack or information security breach. Further, there is no guarantee that our response to any cyber-attack or system interruption, breach, or failure will be effective to mitigate and remediate the issues resulting from such an event, including the costs, reputational harm, and litigation challenges that we may face as a result.
Data privacy laws also continue to evolve, with states increasingly proposing or enacting legislation that relates to data privacy and data protection. We may be required to incur additional expense to comply with these evolving regulations and could face penalties for violating any of these regulations.
Two of the most significant cyber-attack risks that we face are e-fraud and loss of sensitive client data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from client or our accounts. Any loss of sensitive client data that results from attempts to breach our systems, such as account numbers and social security numbers, would present significant reputational, legal, and/or regulatory costs to us. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our clients. While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we have been the subject of attempted hacking and cyber-attacks, and there can be no assurance that we will not suffer such significant losses in the future.
The occurrence of any cyber-attack or information security breach could result in material adverse consequences to us, including significant disruptions to our operations, damage to our reputation, disclosure obligations, the loss of clients and/or future business opportunities, violations of applicable data privacy laws, civil litigation, and possible financial liability, any of which could have a material adverse effect on our results of operations, financial condition, and cash flows. We also could face litigation and regulatory action. Litigation or regulatory actions in turn could lead to significant liability or other sanctions, including fines and penalties or reimbursement to clients adversely affected by a security breach. Even if we do not suffer any material adverse consequences as a result of events affecting us directly, successful attacks or systems failures at other large financial institutions could lead to a general loss of client confidence in financial institutions including us.
Fraud remains an elevated risk for us and for all banks, and as such, we may experience increased losses due to fraud.
Fraud continues to be a significant risk for us and for all banks. Card fraud and deposit fraud (check kiting, wire fraud, etc.) continue to be significant sources of fraud attempts and losses in our consumer banking business. Moreover, our commercial clients have experienced increased levels of financial fraud risk as well, often requiring our involvement and assistance because of our banking relationship with these clients. The methods used to perpetrate and combat fraud continue to evolve as technology changes and more tools for access to financial services emerge, such as real-time payments. In addition to cybersecurity risks, new techniques have made it easier for bad actors to obtain and use client personal information, mimic signatures, and otherwise create false documents that look genuine. Fraud schemes are broad and can include debit card/credit card fraud, check fraud, NSF fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, impersonation of our clients through the use of falsified or stolen credentials, employee fraud, information fraud, and other malfeasance. Criminals are turning to new sources, including AI, to steal personally identifiable information in order to impersonate our clients to commit fraud.
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
If our enterprise risk management framework is not effective at mitigating risk and loss to us, we could suffer unexpected losses, and our results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing shareholder value. We have established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which we are subject, including strategic, market, credit, liquidity, capital, cybersecurity, operational, regulatory compliance, litigation, and reputational. However, as with any risk management framework, there are inherent limitations to our risk management strategies as there may exist, or develop in the future, risks that we have not appropriately anticipated or identified. For example, the financial and credit crisis and resulting regulatory reform highlighted both the importance and some of the limitations of managing unanticipated risks. If our risk management framework proves ineffective, we could suffer unexpected losses, and our business and results of operations could be materially adversely affected.
The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.
We or our third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in our implementation of AI technology and increase our compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, we may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which we may have limited visibility. Any of these risks could expose us to liability or adverse legal or regulatory consequences and harm our reputation and the public perception of our business or the effectiveness of our security measures.
Our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance.
Reputation risk, or the risk to earnings and capital from negative public opinion, is inherent in our business. Negative public opinion could result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance, regulatory compliance, mergers and acquisitions, and public scrutiny related to environmental, social and governance issues, and disclosure, sharing or inadequate protection of client information, and from actions taken by government regulators and community organizations in response to that conduct. Negative public opinion could also result from adverse news or publicity that impairs the reputation of the financial services industry generally. Negative public opinion could adversely affect our ability to keep and attract clients and expose us to adverse legal and regulatory consequences.
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
Third parties provide key components of our business operations such as our core technology infrastructure, cloud-based operations, data processing, recording and monitoring transactions, online banking interfaces and services, internet connections, and network access. We have selected these third-party vendors carefully and have conducted the due diligence consistent with regulatory guidance and best practices. While we have ongoing programs to review third-party vendors and assess risk, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, issues at a third-party vendor of a vendor, failure of a vendor to handle current or higher volumes, cyberattacks and security breaches at a vendor, failure of a vendor to provide services for any reason, or poor performance of services, could adversely affect our ability to deliver products and services to our clients and otherwise conduct our business. Financial or operational difficulties of a third-party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations. Our digital services growth initiatives, core technology upgrades, development and use of artificial intelligence, and digital asset initiatives constitute specific increases in third-party risk as such initiatives are distinctly dependent on the performance of our third-party partners.
As an issuer of credit and debit cards, we are exposed to losses in the event that holders of our cards experience fraud on their card accounts.
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
We maintain relationships with a number of ISOs, which generally act as intermediaries for third-party companies that want to develop the capacity to accept payment cards. ISO activities include, among other things, acquiring and issuing functions, soliciting merchants and other clients, soliciting cardholders, underwriting and monitoring, arranging for terminal leases or purchases, account and transaction processing, and client service. We face risks related to our oversight and supervision of the ISO program (including compliance and reputational monitoring) as well as to the reputation and financial viability of the ISOs with which we do business. Any failure by us to appropriately oversee and supervise our ISO program could damage our reputation, result in regulatory or compliance issues, result in third-party litigation, and cause financial losses to us. Further, our ISO program is highly dependent upon the activities and financial viability of our ISO counterparties, and any negative developments at the ISOs may present financial losses and other risk to us.
The costs and effects of litigation, investigations, or similar matters involving us or other financial institutions or counterparties, or related adverse facts and developments, could materially affect our business, operating results, and financial condition.
We may be involved from time to time in a variety of litigation, investigations, inquiries, or similar matters arising out of our business, including those described in “Part I - Item 3. Legal Proceedings” and "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report. Furthermore, litigation against banks tends to increase during economic instability and periods of credit deterioration which may occur or worsen as a result of the current economic uncertainty.
We manage these risks through internal controls, employee training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty. We establish reserves for legal claims when payments associated with the claims become probable, and the losses can be reasonably estimated. We may still incur legal costs for a matter even if we have not established a reserve. In addition, the actual cost of resolving a legal claim may be substantially higher than any amounts reserved for that matter. For those legal matters where the amounts associated with the claims are not probable, and the costs cannot be reasonably estimated, Synovus estimates a range of reasonably possible losses. As of December 31, 2024, Synovus' management currently estimates the aggregate range of reasonably possible losses resulting from our outstanding litigation, including, without limitation, the matters described in this Report, is from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to us, and the actual losses could prove to be higher. As there are further developments in these legal matters, we will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. In addition, in the future, we may need to record additional litigation reserves with respect to these matters. Further, regardless of how these matters proceed, it could significantly harm our reputation and divert our management's attention and other resources away from our business.

Our insurance may not cover all claims that may be asserted against us, and indemnification rights to which we are entitled may not be honored, and any claims asserted against us, regardless of merit or eventual outcome, may harm our reputation. Should the ultimate judgments or settlements in any litigation or investigation significantly exceed our insurance coverage, they could have a material adverse effect on our business, financial condition, and results of operations. In addition, premiums for insurance covering the financial and banking sectors are rising. We may not be able to obtain appropriate types or levels of insurance in the future, nor may we be able to obtain adequate replacement policies with acceptable terms or at historic rates, if at all.
Credit and Liquidity Risk
Changes in interest rates may have an adverse effect on our financial performance and balance sheet, including our net interest income, AOCI, and tangible book value.
Net interest income, which is the difference between the interest income that we earn on interest-earning assets and the interest expense that we pay on interest-bearing liabilities, is a major component of our income and our primary source of revenue from our operations. Narrowing of interest rate spreads could adversely affect our earnings and financial condition. We cannot control or predict changes in interest rates with certainty. Regional and local economic conditions, competitive pressures, and the policies of regulatory authorities, including monetary policies of the FRB, affect interest income and interest expense.
Beginning in early 2022 and continuing through July 2023, in response to growing signs of inflation, the FRB increased interest rates rapidly and made a number of adjustments to monetary policy and liquidity, including quantitative tightening and other balance sheet actions. Rising interest rates can have a negative impact on our business by reducing the amount of money our clients borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, as interest rates rise, we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other, more costly sources of liquidity, such as wholesale funds. Rising interest rates may result in unrealized losses on our securities portfolio and certain hedge instruments, which may also adversely impact our accumulated other comprehensive income, our tangible book value, our perceived risk profile, and our stock valuation.
On the other hand, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities, which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition, and results of operations.
Although the FRB increased the target federal funds rate throughout 2022 and 2023 to combat inflationary trends, the FRB lowered the federal funds rate in September, November, and December of 2024 and indicated that the rate is likely to be held steady in 2025, or decreased, contingent upon improving inflationary conditions. We are unable to predict changes in interest rates, which are affected by factors beyond our control, including inflation, deflation, recession, unemployment, money supply, increased levels of government debt, and other changes in financial markets.
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
In addition to bank level liquidity management, we must manage liquidity at the Parent Company for various needs including potential capital infusions into subsidiaries, the servicing of debt, the payment of dividends on our common stock and preferred stock, and share repurchases. The primary source of liquidity for us consists of dividends from Synovus Bank, which are governed by certain rules and regulations of our supervising agencies. Synovus' ability to receive dividends from Synovus Bank in future periods will depend on a number of factors, including, without limitation, Synovus Bank's future profits, asset quality, liquidity, and overall condition. In addition, GA DBF rules and related statutes contain additional restrictions on payments of dividends by Synovus Bank. In particular, the Georgia Financial Institutions Code contains restrictions on the ability of a Georgia bank to pay dividends other than from retained earnings and under other circumstances without the approval of the GA DBF. As a result of these restrictions, Synovus Bank may be required to seek approval from the GA DBF to pay dividends. If Synovus does not receive dividends from Synovus Bank when needed, its liquidity could be adversely affected, and it may not be able to continue to execute its current capital plan to return capital to its shareholders. In addition to dividends from Synovus Bank, we have historically had access to a number of alternative sources of liquidity, including the capital markets, but there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all. If our access to these traditional and alternative sources of liquidity is diminished or only available on unfavorable terms, then our overall liquidity and financial condition will be adversely affected.
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
Synovus Bank competes with banks and other financial services companies for deposits. As a result of monetary policy and the broader market for interest rates and funding, we may be required to raise rates on our deposits to keep pace with our competition. Moreover, Synovus Bank’s funding costs may increase further in the near term. If Synovus Bank were to lose deposits, it must rely on more expensive sources of funding. This could result in a failure to maintain adequate liquidity and higher funding costs, reducing our net interest margin and net interest income. In addition, our access to deposits may be affected by the liquidity needs of our depositors. In particular, a substantial majority of our liabilities in 2024 were checking accounts and other liquid deposits, which are payable on demand or upon several days' notice, while by comparison, a substantial majority of our assets were loans, which cannot be called or sold within the same time frame. Moreover, our clients could withdraw their deposits in favor of alternative investments. While we have historically been able to replace maturing deposits and advances as necessary, we may not be able to replace these funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason.
Our allowance for credit losses may not cover actual losses, and we may be required to materially increase our allowance, which may adversely affect our capital, financial condition, and results of operations.
We derive the most significant portion of our revenue from our lending activities. When we lend money, commit to lend money, or enter into a letter of credit or other contract with a counterparty, we incur credit risk, which is the risk of losses if our borrowers do not repay their loans, or our counterparties fail to perform according to the terms of their contracts. We estimate and maintain an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, representing management's best estimate of the life of loan credit losses within the existing portfolio of loans and related unfunded commitments, as described under "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Allowance for Credit Losses" in this Report. The allowance, in the judgment of management, is established to reserve for estimated credit losses and risks inherent in the loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the use of both qualitative and quantitative information, including estimates, assumptions, and quantitative modeling techniques, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of non-accrual loans, changes in assumptions regarding a borrower's ability to pay, changes in collateral values, and other factors, both within and outside of our control, may cause the allowance for credit losses to become inadequate and require an increase in the provision for credit losses.
Various regulatory agencies, as an integral part of their examination procedures, periodically review the allowance as well as the supporting methods and processes. Based on their judgments about information available to them at the time of their examination, such agencies may require us to recognize additions to the allowance or additional loan charge-offs. An increase in the allowance for credit losses would result in a decrease in net income and capital and could have a material adverse effect on our capital, financial condition and results of operations.
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
We could realize losses if we decide to sell non-performing assets and the proceeds we receive are lower than the carrying value of such assets.
Distressed asset sales have been a component of our strategy to further strengthen the consolidated balance sheets, improve asset quality, and enhance earnings. We could realize future losses if the proceeds we receive upon dispositions of non-performing assets are lower than the recorded carrying value of such assets, which could adversely affect our results of operations in future periods. Accordingly, we could realize an increased level of credit costs in any period during which we decide to sell an increased level of distressed assets. Further, if market conditions deteriorate, this could negatively impact our ability to dispose of distressed assets and may result in higher credit losses on sales of distressed assets.
We may not be able to generate sufficient cash to service all of our debt and repay maturing debt obligations.
As of December 31, 2024, we and our consolidated subsidiaries had $1.73 billion of long-term debt outstanding. Our ability to make scheduled payments of principal and interest or to satisfy our obligations in respect of our debt, to refinance our debt, or to fund capital expenditures will depend on our future financial and operating performance and our ability to maintain adequate liquidity. Prevailing economic conditions (including interest rates) and regulatory constraints, including, among other things, distributions to us from our subsidiaries and required capital levels with respect to our subsidiary bank and financial subsidiaries, business, and other factors, many of which are beyond our control, may also affect our ability to meet these needs. We may not be able to generate sufficient cash flows from operations or obtain future borrowings in an amount sufficient to enable us to pay our debt or to fund our other liquidity needs. We may need to refinance all or a portion of our debt on maturity, and we may not be able to refinance any of our debt when needed on commercially reasonable terms or at all. If our cash flow and capital resources are insufficient to fund our debt obligations, we may be forced to reduce or delay investments in our business, sell assets, seek to obtain additional equity or debt financing, or restructure our debt on terms that may not be favorable to us.
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
The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, clients, federal deposit insurance funds, and the banking system as a whole, not for the protection of our shareholders and creditors. We and Synovus Bank are subject to regulation and supervision by the Federal Reserve, the GA DBF, and the CFPB, among others. The laws and regulations applicable to us govern a variety of matters, including permissible types, amounts, and terms of loans and investments we may make, the maximum interest rate that may be charged, the amount of reserves Synovus Bank must hold against deposits it takes, the types of deposits Synovus Bank may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in the control of the company and Synovus Bank, restrictions on dividends, and establishment of new offices by Synovus Bank. We incur significant, recurring costs to comply with all applicable regulations, and there is no guarantee that our compliance programs will ensure compliance with all applicable regulations. We must obtain approval from our regulators before engaging in certain activities, and there can be no assurance that any regulatory approvals we may require will be obtained, either in a timely manner or at all. In addition, new technologies or adverse developments in the financial services industry could make regulatory compliance more challenging. Remaining compliant and receiving regulatory approvals is dependent on our ability to improve and develop our technological capabilities. Our regulators also have the ability to compel us to, or restrict us from, taking certain actions entirely, such as actions that our regulators deem to constitute an unsafe or unsound banking practice. Our failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties, or damage to our reputation, all of which could have a material adverse effect on our business, financial condition, or results of operations.
We expect that the Trump administration will seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, affecting the rule making, supervision, examination, and enforcement priorities of the federal banking agencies. Nonetheless, we cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, or results of operations. These changes may result in increased costs of doing business and decreased revenue and net income, may reduce our ability to effectively compete to attract and retain clients, or make it less attractive for us to continue providing certain products and services. Regulatory bodies such as the CFPB and FDIC could take a more aggressive enforcement stance and increase their focus and scrutiny on all consumer facing financial institutions. Any future changes in federal and state law and regulations, as well as the interpretations and implementations of such laws and regulations and enforcement practices, could affect us in substantial and unpredictable ways, including those listed above, impact the regulatory structure under which we operate, significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital and modify our business strategy, limit our ability to pursue business opportunities in an efficient manner, or other ways that could have a material adverse effect on our business, financial condition, or results of operations.
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
Further, bank failures, such as those that occurred in 2023, have and may in the future diminish public confidence in small and regional banks' abilities to safeguard deposits in excess of federally insured limits, which could prompt clients to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on net interest margin and results of operations. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance, or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like Synovus.
We may be required to conserve capital or undertake additional strategic initiatives to improve our capital position due to changes in economic conditions or changes in regulatory capital rules.
We and Synovus Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the Federal Reserve may determine that a banking organization, based on its size, complexity, or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Moreover, federal bank regulators have issued a series of guidance and rulemakings applicable to large banks. While many of these do not currently apply to us due to our asset size, these issuances could impact industry capital standards and practices in many potentially unforeseeable ways. While we currently exceed all minimum regulatory capital requirements, we are considered well-capitalized under applicable rules and believe that we maintain an appropriate capital plan, there is no guarantee that we will not need to increase our capital levels in the future.
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
Inflation rose significantly during 2022 to levels not seen in over 40 years. Although inflation significantly declined in the second half of 2023 and throughout 2024, the economic impact of inflation persists and may continue to persist or even increase as a result of changes to U.S. trade and immigration policies. Prolonged periods of inflation may impact our profitability by negatively impacting our fixed costs and expenses, including increasing funding costs and expense related to talent acquisition and retention, and negatively impacting the demand for our products and services. Additionally, persistent or rising inflation may lead to a decrease in consumer and client purchasing power and negatively affect the need or demand for our products and services. If elevated inflation continues or the Federal Reserve reverses monetary policy and raises interest rates, our business could be negatively affected by, among other things, increased default rates leading to credit losses which could decrease our appetite for new credit extensions. These inflationary pressures could result in missed earnings and budgetary projections causing our stock price to suffer.
Unstable economic conditions may have serious adverse consequences on our business, financial condition, and operations.
We are operating in an uncertain economic environment. Credit and financial markets have experienced extreme volatility and disruptions, including diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, persistently elevated rates of inflation, and uncertainty about economic stability. With newly enacted and/or proposed domestic economic policies, we may experience additional volatility, including changes as a result of the level of government spending. While our management team continually monitors market conditions and economic factors throughout our footprint, we are unable to predict the duration or severity of such conditions or factors. If conditions were to worsen nationally, regionally, or locally, we could experience a sharp increase in our total net charge-offs and could also be required to significantly increase our allowance for credit losses. Economic instability could also result in decreased demand for loans and our other products and services. An increase in our non-performing assets and related increases in our provision for credit losses, coupled with a potential decrease in the demand for loans and other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations, and future growth. Our clients may also be adversely impacted by changes in regulatory, trade (including tariffs), tax policies and laws, all of which could cause inflation or reduce demand for loans and adversely impact our borrowers' ability to repay our loans.

In addition, the financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the current conflicts between Russia and Ukraine and in the Middle East, which is increasing volatility in commodity and energy prices, creating supply chain issues, and causing instability in financial markets. Sanctions imposed by the U.S. and other countries in response to such conflicts and the strained relationship between the U.S. and China could further adversely impact the stability of financial markets. The specific consequences on our business of the conflicts and strained U.S./China relations are difficult to predict at this time, but in addition to inflationary pressures affecting our operations and those of our clients and borrowers, we may also experience an increase in cyber-attacks against us, our clients and borrowers, service providers, and other third parties.
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
Any future bank failures like those experienced in 2023 or similar events may negatively impact client confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like Synovus. As a result, some clients have chosen, and may continue to choose, to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact the Company's liquidity, loan funding capacity, net interest margin, capital, and results of operations. While the Treasury, the Federal Reserve, and the FDIC have historically taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material adverse impact on client and investor confidence in regional banks, negatively impacting Synovus' liquidity, capital, results of operations, and stock price.
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
Corporate responsibility risks could adversely affect our reputation and shareholder, employee, client, and third-party relationships and may negatively affect our stock price.
Our business faces public scrutiny related to corporate responsibility activities. We risk damage to our brand and reputation if we fail to act responsibly or are perceived to act too aggressively in a number of areas, such as diversity, equity and inclusion, human capital management, environmental stewardship (including with respect to climate change), corporate governance, investment in our local communities, and transparency.
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
Additionally, some investors and shareholder advocates are placing ever increasing emphasis on how corporations address corporate responsibility issues in their business strategy when making investment decisions and when developing their investment theses and proxy recommendations. We may incur meaningful costs with respect to our corporate responsibility efforts, and if such efforts are negatively perceived, our reputation and stock price may suffer.

Climate change could adversely affect our business and client activity levels and could damage our reputation.
Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers' and businesses' behaviors and business preferences, may affect whether and on what terms and conditions we will engage in certain activities or offer certain products or services. The governmental and supervisory focus on climate change could also result in us becoming subject to new or heightened regulatory requirements, such as requirements relating to operational resiliency or stress testing for various climate stress scenarios. Any such new or heightened requirements could result in increased regulatory, compliance or other costs, or higher capital requirements. In connection with the transition to a low carbon economy, legislative or public policy changes, and changes in consumer sentiment could negatively impact the businesses and financial condition of our clients, which may decrease revenues from those clients and increase the credit risk associated with loans and other credit exposures to those clients. Our business, reputation, and ability to attract and retain employees may also be harmed if our response to climate change is perceived to be ineffective or insufficient.
Furthermore, the long-term impacts of climate change may have a negative impact on our clients and their business. Physical risks include extreme weather and natural disasters that damage or destroy property and inventory securing loans we make, or may interrupt our clients' business operations, putting them in financial difficulty and increasing the risk of default. Moreover, adverse changes in the insurance markets as a result of these physical risks, including pricing and availability of coverage, may put our clients in financial difficulty, may reduce the value of our collateral, and may increase the risk of default, thereby impacting our financial condition and results of operations. Our clients are also facing changes in energy and commodity prices driven by climate change, as well as new regulatory requirements resulting in increased operational costs.
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
In addition, the occurrence of events such as hurricanes, tropical storms, tornados, winter storms, flooding, severe convective storms, and other large-scale weather catastrophes in and along the Gulf and the Atlantic coasts, as well as other parts of the Southeastern U.S., the pricing and availability of third-party insurance in the case of these events, and further public health issues, such as pandemics or other widespread health emergencies, could adversely affect the condition of collateral associated with our loan portfolio, our general financial condition, or the results of our operations. Such areas could be adversely impacted by such events in those regions, the nature and severity of which are difficult to predict. Furthermore, climate change could increase the frequency and severity of these risks. These and other unpredictable external events could have an adverse effect on us in that such events could materially disrupt our operations or the ability or willingness of our clients to access the financial services offered by Synovus. These events could reduce our earnings and cause volatility in our financial results for any fiscal quarter or year and have a material adverse effect on our financial condition and/or results of operations.
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
We believe each of Synovus’ employees has a role in the Company’s cybersecurity defenses. Employees at various levels and in various lines of business and support functions participate in training programs on cybersecurity and social engineering to mitigate risk, including required annual training, quarterly training on critical topics, and bi-monthly security awareness communications. We conduct exercises to test their effectiveness on a monthly basis.
We employ a formal risk management process for the identification, assessment, monitoring, acceptance, communication, consultation, and review of cyber-related risks which is designed in accordance with industry practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology Cybersecurity Framework and International Organization Standard 27005. The Company's information security standards are externally audited on an annual basis against the System and Organizational Controls (SOC) and compliance with Payment Card Industry Data Security Standard (PCI DSS). Our program is reviewed on a periodic basis against the National Institute of Standards and Technology Cybersecurity Framework in order to measure our cybersecurity preparedness, evaluate whether our cybersecurity preparedness is aligned with risks, determine potential areas of improvement or enhancement for the Company's risk management practices and controls, and inform our risk management strategies.
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
Cyber advisors are a key part of Synovus’ cybersecurity infrastructure, and we partner with leading cybersecurity companies and organizations to leverage third-party technology and expertise as appropriate. We engage and retain independent third parties to review and assess our information security program on a regular basis and to perform annual penetration tests against our network. We maintain computer forensics, legal, and security firms on retainer in case of a cyber security incident. In addition, we are members of financial sector organizations, including the Financial Services Information Sharing and Analysis Center (FS-ISAC), which facilitates the sharing of cyber and physical threat, vulnerability, and incident information for the good of the membership and for improvement in industry best practices. We also perform comprehensive cybersecurity due diligence and ongoing oversight of third-party relationships, including vendors, and require third-party service providers with access to personal, confidential, or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices.
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
As of December 31, 2024, we and our subsidiaries owned 145 facilities encompassing 1,338,714 square feet and leased from third parties 118 facilities encompassing 1,194,256 square feet. The owned and leased facilities are primarily comprised of office space from which we conduct our business in our headquarters in Columbus, Georgia and throughout our footprint.
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
As of February 18, 2025, there were 140,893,828 shares of Synovus common stock issued and outstanding and 8,967 shareholders of record of Synovus common stock, some of which are holders in nominee name for the benefit of a number of different shareholders.
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
Stock Performance Graph
The following graph compares the yearly percentage change in cumulative shareholder return on Synovus stock with the cumulative total return of the Standard & Poor's 500 Index and the KBW Regional Bank Index for the last five fiscal years (assuming a $100 investment on December 31, 2019 and reinvestment of all dividends).

Table 2 - Stock Performance
	2019	2020	2021	2022	2023	2024
Synovus	$100.00	$88.13	$134.17	$108.84	$114.58	$161.62
Standard & Poor's 500 Index	100.00	118.39	152.34	124.73	157.48	196.85
KBW Regional Bank Index	100.00	91.32	124.78	116.15	115.69	130.96

Issuer Purchases of Equity Securities
On December 14, 2023, the Board of Directors approved share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024.

Table 3 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 to October 31, 2024	362	$49.60	362	$61,450
November 1 to November 30, 2024	302	52.94	302	45,457
December 1 to December 31, 2024	276	55.48	276	30,148
Total	940	$52.40	940

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions, other transaction expenses, and the 1 percent excise tax charged on public company share repurchases.
The foregoing common stock repurchases during the fourth quarter of 2024 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.
On December 13, 2024, the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025.
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
Economic Environment and Recent Events
While geopolitical pressures and regulatory uncertainties persisted in 2024, the Federal Reserve made its first foray into interest rate reductions with an initial 50 bps cut in September, followed by 25 bps cuts in November and December of 2024. These actions were driven in large part by evidence of improved inflationary conditions and, to a lesser degree, by concerns with unemployment rates. While the Fed has indicated that interest rates are likely to hold steady or decline in 2025, market concerns around inflation may increase given potential policy changes on tariffs, immigration, and U.S. debt levels and budget deficits, which could cause the Fed to alter its decision making regarding interest rates.
Geopolitical tensions remain as evidenced by conflict in the Middle East, the lingering Russian war with Ukraine, and tariff threats between the U.S. and its trading partners. While U.S. fiscal policy has been expansionary in recent years, and regulatory scrutiny increased after the bank failures of 2023, the change in presidential administration is expected to result in regulatory reform and impact economic, fiscal, monetary and tax policy by varying degrees.
Despite some headwinds and uncertainty, we believe our strategic actions over the past two years as well as the strength of our business model and presence in strong Southeastern U.S. growth markets positions Synovus to execute on our 2025 fundamental guidance outlined below.
Overview of 2024 Financial Results
Net income available to common shareholders for 2024 was $439.6 million, or $3.03 per diluted common share, compared to $507.8 million, or $3.46 per diluted common share, in 2023. The year-over-year comparison was impacted the most by the strategic repositioning of the investment securities portfolio in 2024, which resulted in realized net losses of $256.7 million from sales of AFS investment securities; however, the revenue decline was partially offset by lower non-interest expense and lower provision for credit losses.
Net interest income for 2024 was $1.75 billion, down $67.1 million, or 4%, from $1.82 billion in 2023. The net interest margin was 3.19% for 2024 compared to 3.21% in 2023, as increased funding costs more than offset the benefits of higher asset yields.
Non-interest revenue for the year ended December 31, 2024 was $239.6 million, down $164.4 million, or 41%, compared to the year ended December 31, 2023, and was negatively impacted by the previously mentioned losses from sales of AFS investment securities totaling $256.7 million. Excluding the aforementioned losses, the primary drivers of the increase in non-interest revenue were higher commercial sponsorship income that includes transaction and servicing fees associated with a third-party lending relationship, increased capital markets income, and higher card fees.
Non-interest expense for the year ended December 31, 2024 was $1.25 billion, a decrease of $87.9 million, or 7%, compared to the year ended December 31, 2023. The decrease in non-interest expense during 2024 was impacted by a $50.1 million loss in 2023 related to strategic sales of medical office buildings loans and third-party consumer loans, a $44.6 million lower accrual related to the FDIC special assessment, and $15.6 million lower restructuring charges related to one-time benefits associated with a voluntary early retirement program offered to certain qualified employees in 2023.
At December 31, 2024, total loans, net of deferred fees and costs of $42.61 billion, declined $795.5 million, or 2%, from December 31, 2023. C&I loans declined, impacted by increased payoff activity, lower line utilization, and continued focus on reducing non-relationship credits, partially offset by growth in key strategic business lines. A decline in CRE loans was driven by increased transactions from client property sales and refinancings, partially offset by slightly higher loan production. Consumer loans declined primarily from lower mortgage loans, largely due to decreased production impacted by prolonged elevated mortgage rates, and continued strategic run-off of the third-party lending portfolio.
At December 31, 2024, credit quality metrics included the NPA and NPL ratios both at 0.73% and total past dues at 0.26% of total loans. Net charge-offs in 2024 were $134.0 million, or 0.31%, of average loans. The ACL to loans coverage ratio of 1.27% at December 31, 2024 was 3 bps higher compared to December 31, 2023; however, despite economic uncertainty and default rates, provision for credit losses was lower in 2024 as a result of a decline in net charge-offs and lower loan balances.
Total period-end deposits were $51.10 billion at December 31, 2024, up $356.2 million, or 1%, compared to year-end

2023, while core deposits also increased $1.52 billion, or 3%, in 2024. Fluctuations among certain deposit categories were a function of the rate environment as clients moved into higher interest products, which included increases in interest-bearing demand deposits, money market accounts, and time deposits, partially offset by a decrease in non-interest-bearing demand deposits as commercial clients deployed excess funds. Brokered deposits decreased $1.17 billion, or 19%, in 2024 as a result of continued proactive management of our balance sheet position. Average deposit costs for 2024 were 2.63%, up 57 bps, compared to 2023, primarily due to the prolonged effects of the FOMC's rate hikes during 2023, somewhat offset by the FOMC's rate cuts in the latter part of 2024.
Our CET1 ratio of 10.84% at December 31, 2024 is well in excess of regulatory requirements and increased 62 bps compared to December 31, 2023, as our organic earnings, along with the completion of a risk-weighted assets optimization effort, supported capital accretion that more than offset share repurchases and the strategic repositioning of the investment securities portfolio during 2024. On December 13, 2024, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.39 per share, beginning with the quarterly dividend payable in April 2025, and authorized share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025.
More detail on Synovus' financial results for 2024 and 2023 can be found in subsequent sections of this Report and detailed information on Synovus' financial results for 2022 can be found in "Part II Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of Synovus' 2022 Form 10-K.
2025 Outlook
Guidance for the full year 2025, compared to 2024, which incorporates our strategic objectives, and assumes relatively stable economic conditions and an FOMC easing cycle includes:
•end of period loan growth of 3% to 6%
•end of period core deposit(1) growth of 3% to 6%
•adjusted revenue growth(2)(3) of 3% to 7%
•adjusted non-interest expense(2)(3) growth of 3% to 7%
•net charge-offs of 0.25% to 0.35% annualized in the first half of 2025
•CET1 ratio relatively stable
•effective income tax rate of ~22%
(1)    Excludes brokered deposits.
(2)    See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-GAAP Financial Measures" of this Report for applicable reconciliation to GAAP measure.
(3) Guidance based on the 2024 baseline: adjusted revenue baseline of $2.25 billion and adjusted non-interest expense of $1.23 billion.

A summary of Synovus’ financial performance for the years ended December 31, 2024 and 2023 is set forth in the table below.

Table 4 - Consolidated Financial Highlights
	Years Ended December 31,
(dollars in thousands, except per share data)	2024	2023	Change
Net interest income	$1,749,577	$1,816,655	(4)%
Provision for (reversal of) credit losses	136,685	189,079	(28)
Non-interest revenue	239,604	404,010	(41)
Total revenue	1,989,181	2,220,665	(10)
Non-interest expense	1,247,543	1,335,424	(7)
Income before income taxes	604,953	696,162	(13)
Net income attributable to Synovus Financial Corp.	482,460	543,705	(11)
Net income available to common shareholders	439,557	507,755	(13)
Net income per common share, basic	3.05	3.48	(12)
Net income per common share, diluted	3.03	3.46	(12)
Net interest margin	3.19%	3.21%	(2)	bps
Net charge-off ratio	0.31	0.35	(4)
Return on average assets	0.81	0.90	(9)
Return on average common equity	9.50	12.17	(267)
Efficiency ratio (TE)	62.54	60.01	253

	As of and For The Years Ended December 31,
	2024	2023	Change
Loans, net of deferred fees and costs	$42,609,028	43,404,490	(2)%
Total average loans	43,045,203	43,746,328	(2)
Total deposits	51,095,359	50,739,185	1
Core deposits (excludes brokered deposits)	46,220,129	44,696,186	3
Total average deposits	50,545,447	49,865,982	1
Dividend payout ratio(1)	50.17%	43.93%	nm
Non-performing assets ratio	0.73	0.66	7	bps
Non-performing loans ratio	0.73	0.66	7
Past due loans over 90 days (as a % of loans)	0.11	0.01	10
ACL to loans coverage ratio	1.27	1.24	3
CET1 capital ratio	10.84	10.22	62
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.71	8.56	15

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
In accordance with CECL, the ACL, which includes both the allowance for loan losses and the reserve on unfunded loan commitments, represents management's best estimate of expected losses over the life of loans adjusted for prepayments, and over the life of loan commitments expected to fund. Synovus' loans and unfunded loan commitments are grouped based upon the nature of the loan type and the forecasted PD, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and LGD, to determine the allowance for the majority of our portfolio. To the extent the estimated lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made (which is two years for Synovus), the Company reverts, on a straight-line basis back to the historical rates over a one-year period. The life-of-loan loss estimate may also be adjusted, as necessary, for certain quantitative and qualitative factors that in management's judgment are necessary to reflect losses expected in the portfolio. These factors are used to capture characteristics in the portfolio that impact expected credit losses but are not fully captured within the expected credit loss models. Loans that do not share risk characteristics are individually evaluated on a loan-by-loan basis with specific reserves, if any, recorded as appropriate. Given the dynamic relationship between macroeconomic variables within an economic forecast, it is difficult to estimate the impact of a change in any one individual variable on the ACL. As a result, when formulating the quantitative estimate management uses a probability-weighted approach that incorporates a baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and a scenario that assumes consistent slow growth that is less optimistic than the baseline.
To illustrate a hypothetical sensitivity analysis, management calculated an ACL using the upside and downside scenarios. Our quantitative CECL model is most sensitive to the unemployment rate, which peaks near 8.3% in the downside scenario and 4.2% in the upside scenario, compared to the multi-scenario forecast’s weighted average peak of around 4.8%. The downside scenario assumes a severe deterioration in economic conditions compared to our baseline forecast, including low business sentiment and consumer confidence, significant increases in unemployment, and a recession starting in the first quarter of 2025. The upside scenario assumes a stronger economy compared to our baseline forecast, driven by favorable business sentiment and consumer confidence, lower unemployment, and higher GDP.
Excluding the impact of qualitative considerations, using only the upside forecast scenario would result in an estimated $43.1 million decrease, while using only the downside forecast scenario would result in an estimated increase of $134.8 million, compared to the reported ACL of $539.3 million at December 31, 2024. Therefore, the resulting hypothetical range of estimates is between $496.2 million and $674.1 million.
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
DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Investment Securities
The investment securities portfolio consists primarily of high-quality liquid debt securities classified as available for sale as well as held to maturity investment securities. The ongoing investment philosophy for the securities portfolio focuses on maintaining a readily accessible source of liquidity while also supporting the income and interest rate risk management objectives of the Company. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 2 - Investment Securities" in this Report for additional information.
As of December 31, 2024, the total carrying value of the investment securities portfolio was $10.13 billion comprised of $2.58 billion in HTM securities (amortized cost) and $7.55 billion in AFS securities (fair value). Total investment securities represented 19.3% of average interest-earning assets as of December 31, 2024, and 19.8% as of December 31, 2023. The investment securities portfolio had a weighted average duration of approximately 5 years at both December 31, 2024 and 2023.
During 2024, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.62 billion of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS, which resulted in realized net losses of $256.7 million. Synovus also purchased $1.48 billion in total principal of AFS securities including U.S. Treasury securities, mortgage-backed securities issued by U.S. Government agencies, and commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises.
Additionally in 2024, Synovus transferred $2.72 billion in fair value of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS to HTM. At the time of transfer, $537.4 million of unrealized losses, net of tax, were retained in accumulated other comprehensive income and will be amortized over the remaining life of the securities. The transfer of these securities from AFS to HTM reduces our exposure to potential AOCI volatility associated with investment security market price fluctuations.

The following table presents the amortized cost, remaining contractual maturities, and weighted-average yields by contractual maturity for the investment securities portfolio. The calculation of weighted average yields for investment securities HTM and AFS displayed below are based on the amortized cost with effective yields also based upon contractual cash flows. Maturity information is presented based upon contractual maturity which may differ from actual maturity dates as issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

Table 5 - Maturities and Weighted Average Yields of Investment Securities
	December 31, 2024
(dollars in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total

Investment securities held to maturity (at amortized cost)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$—	$—	$—	$2,581,469	$2,581,469
Total	$—	$—	$—	$2,581,469	$2,581,469

Investment securities available for sale (at amortized cost)
U.S. Treasury securities	$52,316	$824,797	$337,250	$—	$1,214,363
U.S. Government agency securities	—	29,993	—	—	29,993
Mortgage-backed securities issued by U.S. Government agencies	—	45	3	1,583,283	1,583,331
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	2,294,700	2,294,700
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	21	8,511	648,921	657,453
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	1,256,041	1,017,900	17,027	2,290,968
Corporate debt securities and other debt securities	—	9,110	—	—	9,110
Total	$52,316	$2,120,007	$1,363,664	$4,543,931	$8,079,918

Weighted Average Yield
Investment securities held to maturity (at amortized cost)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—%	—%	—%	2.02%	2.02%
Total	—%	—%	—%	2.02%	2.02%

Investment securities available for sale (at amortized cost)
U.S. Treasury securities	4.66%	4.44%	4.29%	—%	4.41%
U.S. Government agency securities	—	3.66	—	—	3.66
Mortgage-backed securities issued by U.S. Government agencies	—	2.90	4.51	4.12	4.12
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	—	3.11	3.11
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	5.06	4.38	4.77	4.77
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	4.37	4.76	2.62	4.53
Corporate debt securities and other debt securities	—	5.37	—	—	5.37
Total	4.66%	4.39%	4.64%	3.69%	4.04%

Loans
The following table shows loans by portfolio class and as a percentage of total loans, net of deferred fees and costs, as of December 31, 2024 and 2023.

Table 6 - Loans by Portfolio Class
	December 31,				December 31, 2024 vs. December 31, 2023 Change
	2024		2023
(dollars in thousands)	Total Loans	%	Total Loans	%
Commercial, financial, and agricultural	$14,498,992	34.0%	$14,459,345	33.3%	$39,647	—%
Owner-occupied	7,832,137	18.4	8,139,148	18.7	(307,011)	(4)
Total commercial and industrial(1)	22,331,129	52.4	22,598,493	52.0	(267,364)	(1)
Investment properties	11,181,204	26.2	11,363,304	26.2	(182,100)	(2)
1-4 family properties	545,918	1.3	598,502	1.4	(52,584)	(9)
Land and development	287,497	0.7	354,952	0.8	(67,455)	(19)
Total commercial real estate	12,014,619	28.2	12,316,758	28.4	(302,139)	(2)
Consumer mortgages	5,288,776	12.4	5,411,723	12.5	(122,947)	(2)
Home equity	1,831,287	4.3	1,807,399	4.2	23,888	1
Credit cards	185,871	0.4	194,141	0.4	(8,270)	(4)
Other consumer loans	957,346	2.3	1,075,976	2.5	(118,630)	(11)
Total consumer	8,263,280	19.4	8,489,239	19.6	(225,959)	(3)
Loans, net of deferred fees and costs	$42,609,028	100.0%	$43,404,490	100.0%	$(795,462)	(2)%

(1)    Includes senior housing loans of $2.94 billion and $3.28 billion at December 31, 2024 and 2023, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At December 31, 2024, total loans, net of deferred fees and costs, of $42.61 billion, declined $795.5 million, or 2%, from December 31, 2023. C&I loans remain the largest component of our loan portfolio, representing 52.4% of total loans, while CRE and consumer loans represent 28.2% and 19.4%, respectively, of total loans. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at December 31, 2024 were $34.35 billion, or 80.6%, of the total loan portfolio, compared to $34.92 billion, or 80.4% at December 31, 2023.
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

The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of December 31, 2024, 95.1% of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral compared to 94.8% as of December 31, 2023. C&I loans declined $267.4 million, or 1%, from December 31, 2023, primarily from increased payoff activity, lower line utilization, and continued focus on reducing non-relationship credits, partially offset by diverse growth across industries and business lines, led by CIB, specialty lending, and middle market.

Table 7 - Commercial and Industrial Loans by Industry
		December 31, 2024		December 31, 2023
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$4,544,785	20.4%	$4,429,716	19.6%
Health care and social assistance	62	4,408,753	19.7	4,742,370	21.0
Accommodation and food services	72	1,587,321	7.1	1,455,283	6.4
Lessors of real estate	5311	1,291,763	5.8	1,250,031	5.5
Manufacturing	31-33	1,206,412	5.4	1,369,012	6.1
Wholesale trade	42	1,157,334	5.2	1,129,905	5.0
Retail trade	44-45	1,048,531	4.7	1,111,225	4.9
Construction	23	981,602	4.4	1,041,783	4.6
Other services	81	898,924	4.0	876,233	3.9
Professional, scientific, and technical services	54	874,414	3.9	890,119	3.9
Transportation and warehousing	48-49	851,521	3.8	937,368	4.2
Real estate and rental and leasing other	53	839,288	3.8	785,811	3.5
Other industries	(2)	749,859	3.4	615,259	2.7
Arts, entertainment, and recreation	71	544,921	2.4	585,097	2.6
Educational services	61	474,471	2.1	415,885	1.8
Public administration	92	441,107	2.0	487,089	2.2
Agriculture, forestry, fishing, and hunting	11	224,760	1.0	221,079	1.0
Administration, support, waste management, and remediation	56	205,363	0.9	255,228	1.1
Total C&I loans		$22,331,129	100.0%	$22,598,493	100.0%

(1)    Loan balance in each category expressed as a percentage of total C&I loans.
(2)    Comprised of NAICS industries that are less than 1% of total C&I loans.
At December 31, 2024, $14.50 billion of C&I loans, or 34.0% of the total loan portfolio, represented loans for the purpose of financing commercial, financial, and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At December 31, 2024, $7.83 billion of C&I loans, or 18.4% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominately secured by owner-occupied and other real estate, and to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans primarily consist of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.01 billion decreased $302.1 million, or 2%, from December 31, 2023, primarily driven by increased transactions from client property sales and refinancings, partially offset by slightly higher loan production.
Investment Properties Loans
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, office buildings, hotels, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of December 31, 2024 were $11.18 billion, or 93.1% of the CRE loan portfolio, and 26.2% of the total loan portfolio, down $182.1 million, or 2%, compared to $11.36 billion, or 92.3% of the CRE loan portfolio, and 26.2% of the total loan portfolio at December 31, 2023.
The following table shows the principal categories of the investment properties loan portfolio at December 31, 2024 and 2023.

Table 8 - Investment Properties Loan Portfolio
	December 31,
	2024			2023
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-family	$4,185,545	37.4%	52.2%	$4,098,188	36.1%	53.6%
Hotels	1,769,384	15.8	54.7	1,803,102	15.9	58.0
Office buildings	1,743,329	15.6	54.2	1,891,587	16.6	58.1
Shopping centers	1,273,439	11.4	53.0	1,319,049	11.6	55.0
Warehouses	846,025	7.6	51.7	854,475	7.5	54.3
Other investment property	1,363,482	12.2	51.8	1,396,903	12.3	59.3
Total investment properties loans	$11,181,204	100.0%		$11,363,304	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing the respective December 31, 2024 and 2023 commitment amount and any senior lien by most recent appraisal (typically at origination).
1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At December 31, 2024, 1-4 family properties loans totaled $545.9 million, or 4.5% of the CRE loan portfolio, and decreased $52.6 million from December 31, 2023.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $287.5 million at December 31, 2024 declined $67.5 million from December 31, 2023.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network including first and second residential mortgages, home equity, and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of December 31, 2024 and 2023, weighted average FICO scores within the residential real estate portfolio based on committed balances were 797 and 796 for home equity and 785 and 783 for consumer mortgages, respectively.
Consumer loans at December 31, 2024 of $8.26 billion decreased $226.0 million, or 3%, compared to December 31, 2023. Mortgage loans decreased $122.9 million from December 31, 2023 primarily due to lower production impacted by prolonged elevated mortgage interest rates. Other consumer loans decreased $118.6 million from December 31, 2023 largely due to continued strategic run-off of the third-party lending portfolio.

The table below shows the maturities of loans, net of deferred fees and costs, as of December 31, 2024. Also provided are the amounts due after one year, classified according to the sensitivity in interest rates. Actual repayments of loans may differ from the contractual maturities reflected therein because borrowers have the right to prepay obligations with and without prepayment penalties. Additionally, the refinancing of such loans or the potential delinquency of such loans could create differences between the contractual maturities and the actual repayment of such loans.

Table 9 - Loan Maturities and Interest Rate Sensitivity
	December 31, 2024
(in thousands)	One Year Or Less	Over One Year Through Five Years	Over Five Years Through Fifteen Years	Over Fifteen Years	Total
Commercial, financial, and agricultural	$3,195,749	$8,703,628	$2,195,304	$404,311	$14,498,992
Owner-occupied	1,557,087	4,346,613	1,904,594	23,843	7,832,137
Total commercial and industrial	4,752,836	13,050,241	4,099,898	428,154	22,331,129
Investment properties	3,799,311	6,669,146	707,657	5,090	11,181,204
1-4 family properties	231,913	268,912	43,139	1,954	545,918
Land and development	139,108	141,781	6,471	137	287,497
Total commercial real estate	4,170,332	7,079,839	757,267	7,181	12,014,619
Consumer mortgages	74,047	38,048	386,599	4,790,082	5,288,776
Home equity	28,793	111,112	66,249	1,625,133	1,831,287
Credit cards	185,871	—	—	—	185,871
Other consumer loans	79,018	330,652	391,564	156,112	957,346
Total consumer	367,729	479,812	844,412	6,571,327	8,263,280
Loans, net of deferred fees and costs	$9,290,897	$20,609,892	$5,701,577	$7,006,662	$42,609,028

Loans due after one year:			Fixed Interest Rate	Floating or Adjustable Interest Rate(1)	Total
Commercial, financial, and agricultural			$2,029,566	$9,273,677	$11,303,243
Owner-occupied			2,989,099	3,285,951	6,275,050
Total commercial and industrial			5,018,665	12,559,628	17,578,293
Investment properties			2,550,698	4,831,195	7,381,893
1-4 family properties			274,216	39,789	314,005
Land and development			65,897	82,492	148,389
Total commercial real estate			2,890,811	4,953,476	7,844,287
Consumer mortgages			4,341,810	872,919	5,214,729
Home equity			422,244	1,380,250	1,802,494
Other consumer loans			537,007	341,321	878,328
Total consumer			5,301,061	2,594,490	7,895,551
Loans, net of deferred fees and costs			$13,210,537	$20,107,594	$33,318,131

(1) The interest rate is based on the rate in the underlying loan agreements. For some loans, interest rate swap contracts are entered into to manage overall cash flow changes related to interest rate risk exposure on index-based floating or adjustable interest rate commercial loans. The contracts effectively modify Synovus' exposure to interest rate risk by utilizing receive fixed/pay index-based floating rate interest rate swaps. The impact of hedging is not considered for this disclosure.

Deposits
Deposits continue to provide the most significant funding source for interest-earning assets. The following table shows the composition of period-end deposits as of December 31, 2024 and 2023. See Table 13 - Average Balances, Interest, and Yields/Rates in this Report for information on average deposits including average rates paid in 2024, 2023, and 2022.

Table 10 - Composition of Period-end Deposits
	December 31, 2024		December 31, 2023
(dollars in thousands)	Amount	%(1)	Amount	%(1)
Non-interest-bearing demand deposits(2)	$10,974,559	21.5%	$11,801,194	23.3%
Interest-bearing demand deposits(2)	7,199,671	14.1	6,540,977	12.9
Money market accounts(2)	11,407,415	22.4	10,819,709	21.3
Savings deposits(2)	971,103	1.9	1,062,619	2.1
Public funds	7,987,474	15.6	7,349,505	14.5
Time deposits(2)	7,679,907	15.0	7,122,182	14.0
Brokered deposits	4,875,230	9.5	6,042,999	11.9
Total deposits	$51,095,359	100.0%	$50,739,185	100.0%
Core deposits(3)	$46,220,129	90.5%	$44,696,186	88.1%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits were $51.10 billion at December 31, 2024, up $356.2 million, or 1%, compared to December 31, 2023, driven by growth in core deposits of $1.52 billion, or 3%, in 2024, partially offset by a decrease in brokered deposits of $1.17 billion, or 19%, resulting from continued proactive management of our balance sheet position. Public funds deposits increased $638.0 million, or 9%, in 2024 primarily due to increased seasonality in the fourth quarter of 2024. Fluctuations among certain deposit categories were a function of the rate environment as clients moved into higher interest products, which included increases in interest-bearing demand deposits, money market accounts, and time deposits, partially offset by a decrease in non-interest-bearing demand deposits as commercial clients deployed excess funds.
Total deposits on an average basis were $50.55 billion, up $679.5 million, or 1%, compared to the prior year as average core deposits of $45.12 billion grew $1.36 billion, or 3%, in 2024 largely due to client behavior driven by the rate environment. Average brokered deposits of $5.43 billion declined $678.1 million, or 11%, from 2023, primarily due to the ongoing management of our liquidity position. Average deposit costs for 2024 were 2.63%, up 57 bps, compared to 2023, primarily due to the prolonged effects of the FOMC's rate hikes during 2023, somewhat offset by the FOMC's rate cuts in the latter part of 2024.
As of December 31, 2024 and 2023, $26.40 billion and $23.77 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements. At December 31, 2024, approximately 81% of our deposits are either insured, collateralized, or could be insured by switching to our insured cash sweep program, which has existing capacity.
The following table shows the portion of time deposits that are uninsured, by remaining time until maturity, at December 31, 2024.

Table 11 - Maturity Distribution of Uninsured Time Deposits
(in thousands)	December 31, 2024
3 months or less	$1,022,504
Over 3 months through 6 months	840,684
Over 6 months through 12 months	494,218
Over 12 months	203,922
Total outstanding uninsured time deposits	$2,561,328

Net Interest Income
The following table summarizes the components of net interest income for the years ended December 31, 2024, 2023, and 2022, including the tax-equivalent adjustment that is required in making yields on tax-exempt loans and investment securities comparable to taxable loans and investment securities. The taxable-equivalent adjustment is based on a 21% federal income tax rate for the three years shown.

Table 12 - Net Interest Income	Years Ended December 31,
(in thousands)	2024	2023	2022
Interest income	$3,193,589	$3,050,358	$2,075,787
Taxable-equivalent adjustment	5,485	4,621	3,927
Interest income, taxable-equivalent	3,199,074	3,054,979	2,079,714
Interest expense	1,444,012	1,233,703	278,887
Net interest income, taxable-equivalent	$1,755,062	$1,821,276	$1,800,827

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
Net Interest Margin
Net interest margin is a measure of the spread between interest-earning assets relative to the cost of funding and can be used to assess the efficiency of earnings from balance sheet activities. The net interest margin is affected by changes in interest-earning asset yields, the cost of interest-bearing liabilities, the percentage of interest-earning assets funded by non-interest-bearing funding sources, and the mix of earning assets and interest-bearing liabilities.
The net interest margin was 3.19% for 2024 compared to 3.21% in 2023, as increased funding costs more than offset the benefits of higher asset yields.
The primary components of the yield on interest-earning assets are loan yields, yields on investment securities, and the yield on interest-earning deposits with other banks. The yield on earning assets increased 42 bps to 5.81% from 5.39% in 2023, while the effective cost of funds increased 44 bps to 2.62% from 2.18% in 2023. Loan yields increased 31 bps as a result of the prolonged effects of the FOMC's rate hikes during 2023, somewhat offset by the FOMC's rate cuts in the latter part of 2024. The yield on investment securities increased 89 bps and was driven by the impact from the second quarter of 2024 repositioning of the investment securities portfolio, and the transfer of investment securities from AFS to HTM, which reduced average earning assets, as well as payoffs of lower yielding securities. The increase in the effective cost of funds during 2024 primarily resulted from pricing lags within the deposit portfolio and rate-driven client behavior that included higher demand for time deposits and a decline in non-interest-bearing deposits as commercial clients deployed excess funds. Funding costs benefited somewhat from managing our liquidity position, which included reducing long-term debt, other short-term borrowings, and brokered deposits.
Earning Assets and Sources of Funds
Average total assets for 2024 decreased $513.6 million to $59.41 billion as compared to average total assets of $59.92 billion for 2023. Average interest-earning assets were $1.61 billion lower in 2024 as compared to the prior year and represented 92.7% of average total assets for 2024, as compared to 94.6% in 2023. The decrease in average earning assets resulted primarily from a $701.1 million decrease in average total loans, net of deferred fees and costs, a $571.9 million decrease in average total investment securities, and a $401.6 million decline in average other loans held for sale. The decrease in average total loans, net of unearned income, was largely due to increased paydowns, a continued focus on strategically reducing non-relationship loans, and a decline in third-party consumer loans from continued run-off. The lower average investment securities balance (amortized cost basis) was primarily due to the transfer of investment securities from AFS to HTM on April 1, 2024, which included unrealized losses at the date of transfer that are amortizing over the remaining life of the securities as an adjustment to yield, offsetting the amortization of the discount resulting from the transfer recorded at fair value. The decline in average other loans held for sale was primarily attributable to sales of third-party consumer loans in 2023.

Average interest-bearing liabilities for 2024 of $40.40 billion increased $546.6 million from $39.86 billion in 2023. The increase in average interest-bearing liabilities resulted largely from a $2.77 billion increase in average time deposits and a $995.2 million increase in average interest-bearing demand deposits, partially offset by a $1.42 billion decrease in long-term debt, a $678.1 million decrease in brokered deposits, a $482.7 million decrease in other short-term borrowings, and a $441.9 million decrease in average money market accounts. The increases in time deposits and interest-bearing demand deposits and decrease in money market accounts were correlated, as fluctuations between these categories have been primarily driven by the rate environment. The decreases in brokered deposits, long-term debt, and other short-term borrowings were largely due to the ongoing management of our liquidity position.
Average non-interest-bearing demand deposits decreased $1.76 billion compared to 2023, primarily driven by continued pressures from the rate environment and client deployment of excess funds.

Table 13 - Average Balances, Interest, and Yields/Rates
	2024			2023			2022
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Commercial loans(1)(2)	$34,708,207	$2,339,075	6.74%	$35,188,678	$2,263,117	6.43%	$32,402,218	$1,448,463	4.47%
Consumer loans(1)	8,336,996	436,188	5.23	8,557,650	426,266	4.98	8,823,424	361,524	4.10
Less: Allowance for loan losses	(484,142)	—	—	(463,493)	—	—	(421,506)	—	—
Loans, net	42,561,061	2,775,263	6.52	43,282,835	2,689,383	6.21	40,804,136	1,809,987	4.44
Total investment securities(3)	10,641,008	329,478	3.10	11,212,956	248,294	2.21	11,208,886	209,951	1.87
Interest-earning deposits with other banks	1,564,556	79,713	5.02	1,382,284	70,432	5.03	1,173,545	18,384	1.54
Federal funds sold and securities purchased under resale agreements	28,544	998	3.44	32,302	917	2.80	47,108	372	0.78
Mortgage loans held for sale	33,125	2,293	6.92	46,035	2,993	6.50	75,325	3,353	4.45
Other loans held for sale	68,098	1,386	2.00	469,689	27,099	5.69	682,961	30,684	4.43
Other earning assets(4)	190,442	9,943	5.23	269,906	15,861	5.88	227,663	6,983	3.07
Total interest-earning assets	55,086,834	$3,199,074	5.81%	56,696,007	$3,054,979	5.39%	54,219,624	$2,079,714	3.84%
Other cash and cash equivalents	511,152			575,370			574,250
Premises and equipment	377,386			367,159			385,622
Cash surrender value of bank-owned life insurance	1,125,363			1,099,641			1,078,653
Other assets(5)	2,307,582			1,183,691			1,351,924
Total assets	$59,408,317			$59,921,868			$57,610,073
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$10,879,231	$273,480	2.51%	$9,884,039	$176,595	1.79%	$9,027,636	$25,912	0.29%
Money market accounts	13,069,507	408,087	3.12	13,511,442	356,562	2.64	15,385,765	79,567	0.52
Savings deposits	1,021,838	1,262	0.12	1,229,975	1,046	0.09	1,481,372	399	0.03
Time deposits	8,244,344	358,401	4.35	5,473,405	196,481	3.59	2,667,101	13,902	0.52
Brokered deposits	5,426,407	288,702	5.32	6,104,461	296,071	4.85	3,644,957	67,452	1.85
Federal funds purchased and securities sold under repurchase agreements	109,088	1,909	1.72	97,114	1,667	1.69	205,753	1,308	0.63
Other short-term borrowings	45,489	2,514	5.44	528,194	24,611	4.60	466,254	10,945	2.32
Long-term debt	1,607,048	109,657	6.80	3,027,746	180,670	5.92	1,999,595	79,402	3.95
Total interest-bearing liabilities	40,402,952	$1,444,012	3.57%	39,856,376	$1,233,703	3.10%	34,878,433	$278,887	0.80%
Non-interest-bearing demand deposits	11,904,120			13,662,660			16,731,967
Other liabilities	1,911,827			1,671,489			1,298,972
Shareholders' equity	5,189,418			4,731,343			4,700,701
Total liabilities and shareholders' equity	$59,408,317			$59,921,868			$57,610,073
Net interest income, taxable-equivalent net interest margin(6)		$1,755,062	3.19%		$1,821,276	3.21%		$1,800,827	3.32%
Less: taxable-equivalent adjustment		5,485			4,621			3,927
Net interest income		$1,749,577			$1,816,655			$1,796,900

(1)Average loans are shown net of deferred fees and costs. NPLs are included. Interest income includes fees as follows: 2024 — $49.4 million, 2023 — $47.7 million, and 2022 — $57.3 million.
(2)Reflects taxable-equivalent adjustments, using the statutory federal tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(3)Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(4)Includes trading account assets and FHLB and Federal Reserve Bank stock.
(5)Includes average net unrealized gains (losses) on investment securities available for sale of $(724.8) million, $(1.62) billion, and $(985.6) million for the years ended December 31, 2024, 2023, and 2022, respectively.
(6)The net interest margin is calculated by dividing net interest income - TE by average total interest-earning assets.

Table 14 - Rate/Volume Analysis	2024 Compared to 2023 Change Due to(1)			2023 Compared to 2022 Change Due to(1)
(in thousands)	Volume/Mix	Yield/Rate	Net Change	Volume/Mix	Yield/Rate	Net Change
Interest earned on:
Commercial loans(2)	$(30,894)	$106,852	$75,958	$124,555	$690,099	$814,654
Consumer loans	(10,989)	20,911	9,922	(10,897)	75,639	64,742
Investment securities	(12,640)	93,824	81,184	76	38,267	38,343
Interest-earning deposits with other banks	9,168	113	9,281	3,061	48,987	52,048
Federal funds sold and securities purchased under resale agreements	(105)	186	81	(115)	660	545
Mortgage loans held for sale	(839)	139	(700)	(1,303)	943	(360)
Other loans held for sale	(22,851)	(2,862)	(25,713)	(9,448)	5,863	(3,585)
Other earning assets	(4,672)	(1,246)	(5,918)	1,301	7,577	8,878
Total interest income	(73,822)	217,917	144,095	107,230	868,035	975,265

Interest paid on:
Interest-bearing demand deposits	17,814	79,071	96,885	2,484	148,199	150,683
Money market accounts	(11,667)	63,192	51,525	(9,746)	286,741	276,995
Savings deposits	(187)	403	216	(75)	722	647
Time deposits	99,477	62,443	161,920	14,593	167,986	182,579
Brokered deposits	(32,886)	25,517	(7,369)	45,501	183,118	228,619
Federal funds purchased and securities sold under repurchase agreements	202	40	242	(684)	1,043	359
Other short-term borrowings	(22,204)	107	(22,097)	1,437	12,229	13,666
Long-term debt	(84,105)	13,092	(71,013)	40,612	60,656	101,268
Total interest expense	(33,556)	243,865	210,309	94,122	860,694	954,816
Net interest income, taxable-equivalent	$(40,266)	$(25,948)	$(66,214)	$13,108	$7,341	$20,449

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

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 15 - Non-interest Revenue
	Years Ended December 31,			December 31, 2024 vs December 31, 2023
(in thousands)	2024	2023	2022	$ Change	% Change
Service charges on deposit accounts	$91,647	$90,096	$93,067	$1,551	2%
Fiduciary and asset management fees	79,828	78,077	78,414	1,751	2
Card fees	76,920	72,357	61,833	4,563	6
Brokerage revenue	84,881	90,004	72,605	(5,123)	(6)
Mortgage banking income	14,060	15,157	17,476	(1,097)	(7)
Capital markets income	44,058	39,045	36,286	5,013	13
Income from bank-owned life insurance	34,429	31,429	29,720	3,000	10
Investment securities gains (losses), net	(256,660)	(76,718)	—	(179,942)	nm
Insurance revenue	1,876	1,870	2,323	6	—
Gain on sale of GLOBALT	—	1,929	—	(1,929)	nm
Recovery of NPA	—	13,126	—	(13,126)	nm
Other non-interest revenue	68,565	47,638	17,612	20,927	44
Total non-interest revenue	$239,604	$404,010	$409,336	$(164,406)	(41)%

Core banking fees(1)	$192,884	$185,659	$176,280	$7,225	4%
Wealth revenue(2)	166,585	169,951	153,342	(3,366)	(2)

(1)    Core banking fees consist of service charges on deposit accounts, card fees, and other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2)    Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue.
Non-interest revenue for the year ended December 31, 2024 was $239.6 million, down $164.4 million, or 41%, compared to the year ended December 31, 2023, and was negatively impacted by losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investments securities portfolio in 2024. Excluding the losses from sales of AFS investment securities, the primary drivers of the increase in non-interest revenue were higher commercial sponsorship income (primarily within other non-interest revenue), increased capital markets income, and higher card fees, partially offset by a $13.1 million one-time benefit in 2023 from the recovery of a non-performing asset related to the Qualpay investment. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies and Note 14 - Commitments and Contingencies" for further discussion on Qualpay.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges increased during 2024 compared to 2023. The largest category of service charges, account analysis fees, was $48.9 million for 2024, up $5.6 million, or 13%, from 2023, largely due to an increase in core treasury management income. NSF/overdraft fees of $20.0 million decreased $3.0 million, or 13%, from 2023 and included the impact of NSF/overdraft fee program changes implemented during the third quarter of 2023. All other service charges on deposit accounts, which consist primarily of monthly fees on consumer demand deposits and small business accounts, were $22.8 million for 2024, down $1.1 million, or 4%, compared to 2023.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. The increase in fiduciary and asset management fees for 2024 was primarily driven by increased trust fees, including higher investment advisor fees and market volatility, partially offset by lower asset management income impacted by the sale of GLOBALT on September 30, 2023.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. The increase in 2024 from 2023 resulted from higher merchant fees/revenue primarily driven by our Qualpay investment and expansion of payment partnership income, partially offset by lower card interchange activity.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. The decrease in 2024 over 2023 was impacted by repurchase volume largely associated with a single municipal client, partially offset by higher market-driven advisory fees and increased rate-driven annuities revenue.

Mortgage banking income, consisting of net gains on loan origination/sales activities, was lower compared to 2023, driven largely by lower production revenue. Secondary market production was $483.6 million, a $64.6 million, or 12%, decrease compared to 2023.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The increase for 2024 was primarily a result of $3.8 million higher fee income from debt capital markets transactions, $2.5 million higher foreign exchange income, and $1.4 million higher gains from sales of SBA loans, partially offset by $1.2 million lower LIHTC-related income.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase in 2024 was driven by an increase in cash surrender value appreciation income.
During the second quarter of 2024, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.62 billion of mortgage-backed securities issued by U.S. Government sponsored enterprises from AFS, which resulted in realized net losses of $256.7 million. During the fourth quarter of 2023, as part of an overall strategic repositioning of the investment securities portfolio, Synovus sold at amortized cost $1.30 billion of U.S. Treasury securities, agency securities, and debt and agency mortgage-backed securities, which resulted in realized net losses of $77.7 million.
On September 30, 2023, Synovus further simplified its business mix and sold its asset management firm GLOBALT to its management team and recorded a $1.9 million gain, which included an earnout receivable valued at $1.8 million.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, commercial sponsorship income, including transaction and servicing fees associated with a third-party lending relationship, and other miscellaneous items. The increase in 2024 was largely attributable to $15.9 million higher commercial sponsorship income.
Non-interest Expense
The following table summarizes non-interest expense for the years ended December 31, 2024, 2023, and 2022.

Table 16 - Non-interest Expense
	Years Ended December 31,			December 31, 2024 vs December 31, 2023
(in thousands)	2024	2023	2022	$ Change	% Change
Salaries and other personnel expense	$737,467	$728,378	$681,710	$9,089	1%
Net occupancy, equipment, and software expense	187,451	179,581	174,730	7,870	4
Third-party processing and other services	85,751	86,649	88,617	(898)	(1)
Professional fees	46,089	39,854	37,189	6,235	16
FDIC insurance and other regulatory fees	45,921	94,737	29,083	(48,816)	(52)
Amortization of intangibles	11,609	10,487	8,472	1,122	11
Restructuring charges (reversals)	2,121	17,707	(9,690)	(15,586)	(88)
Valuation adjustment to Visa derivative	8,700	3,927	6,000	4,773	122
(Gain) loss on early extinguishment of debt	—	(5,400)	677	5,400	nm
Loss on other loans held for sale	—	50,064	—	(50,064)	nm
Other operating expense	122,434	129,440	140,718	(7,006)	(5)
Total non-interest expense	$1,247,543	$1,335,424	$1,157,506	$(87,881)	(7)%

Non-interest expense for the year ended December 31, 2024 was $1.25 billion, a decrease of $87.9 million, or 7%, compared to the year ended December 31, 2023. The decrease in non-interest expense during 2024 was impacted by a $50.1 million loss in 2023 related to strategic sales of medical office buildings loans and third-party consumer loans, a $44.6 million lower accrual related to the FDIC special assessment, and $15.6 million lower restructuring charges related to one-time benefits associated with a voluntary early retirement program offered to certain qualified employees in 2023.
Salaries and other personnel expense increased compared to 2023 primarily due to higher incentive compensation due to outperformance and unfavorable deferred loan origination costs due to lower loan production, partially offset by lower employee insurance from decreased claims in 2024 and decreased temporary help expense. Synovus employees totaled 4,775, down 104, or 2%, from December 31, 2023, primarily as a result of strategic reductions in areas primarily impacted by production volume declines, partially offset by additions in areas associated with certain critical support functions and revenue growth.
Net occupancy, equipment, and software expense increased compared to 2023 due primarily to continued investments in technology in addition to increased property expense. Synovus Bank operated 244 branches at December 31, 2024 compared to 246 branches at December 31, 2023.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense decreased compared to 2023 mostly due to lower servicing fees associated with decreased third-party consumer loans.
Professional fees increased compared to 2023, primarily from $7.9 million higher legal fees largely associated with the process of resolving certain loan relationships, partially offset by $2.0 million lower consulting fees.
FDIC insurance and other regulatory fees decreased compared to 2023 primarily due to a $44.6 million lower accrual related to the FDIC special assessment and a slightly lower base assessment rate. The FDIC charged certain banks a special assessment to cover losses incurred by the Deposit Insurance Fund (DIF) due to bank failures in 2023 payable in eight quarterly installments beginning in the first quarter of 2024. A $51.0 million expense was accrued in the fourth quarter of 2023, which compares to a net $6.4 million of expense accrued in 2024 that resulted from updated estimates of the FDIC special assessment.
Amortization of intangibles has been impacted by Synovus' acquisition of Qualpay. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" for further discussion on Qualpay and "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets" for further information on Qualpay's other intangible assets.
During the year ended December 31, 2024, Synovus' restructuring charges of $2.1 million primarily included $7.2 million in asset impairment/lease termination and common area maintenance charges related to corporate offices/branches as well as $1.4 million in net severance expense, partially offset by $6.5 million in gains on sales of properties. During the year ended December 31, 2023, Synovus' restructuring charges of $17.7 million primarily consisted of $18.4 million in one-time termination benefits associated with a voluntary early retirement program offered to certain employees, $4.7 million in gains on the sale of branches previously closed, and $3.8 million of additional severance unrelated to the amount recorded for the voluntary early retirement program.
For the years ended December 31, 2024 and 2023, Synovus recorded $8.7 million and $3.9 million, respectively, in valuation adjustments to the Visa derivative associated with an indemnification agreement following Visa's announcements of funding into its litigation escrow account. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for additional information on the Visa derivative.
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
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. The decrease over prior year was primarily related to efforts to reduce client fraud and other operational losses as well as other prudent expense management efforts.

Income Taxes
Income tax expense was $125.5 million for the year ended December 31, 2024, compared to $154.0 million and $206.3 million for the years ended December 31, 2023 and 2022, respectively. The effective income tax rate for the years ended December 31, 2024, 2023, and 2022 was 20.7%, 22.1%, and 21.4%, respectively. The most significant factor of the decrease in the effective tax rate in 2024 compared to the prior year related to the lower level of pre-tax income generated by losses from the strategic repositioning of our investment securities portfolio, which increased the impact of various tax credits and other tax benefit items on the effective tax rate.
Deferred tax assets generally represent amounts available to reduce income taxes payable in future years. At December 31, 2024, the net deferred tax asset was $470.5 million compared to $506.9 million at December 31, 2023.
Synovus regularly assesses the realizability of its net deferred tax assets based upon all available evidence, both positive and negative. Based upon the assessment, Synovus established a valuation allowance of $27.5 million at December 31, 2024 and $26.2 million at December 31, 2023, on the portion of its federal and state NOLs and tax credits that are not expected to be utilized prior to expiration in years 2025 through 2044. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" of this Report for additional discussion regarding deferred income taxes.

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
At December 31, 2024, credit quality metrics included the NPA and NPL ratios both at 0.73% and total past dues at 0.26% of total loans. Net charge-offs in 2024 were $134.0 million, or 0.31%, of average loans.

Table 17 - Selected Credit Quality Metrics
	December 31,
(dollars in thousands)	2024	2023	2022
Non-performing loans	$309,164	$288,177	$128,061
Other assets	—	—	15,320
ORE	385	—	—
Non-performing assets	$309,549	$288,177	$143,381
Loans 90 days past due and still accruing	$48,592	$5,053	$3,373
As a % of loans	0.11%	0.01%	0.01%
Total past due loans and still accruing	$108,878	$59,099	$65,568
As a % of loans	0.26%	0.14%	0.15%
FDMs(1)	$104,160	$249,529
Accruing TDRs(1)			$146,840
Non-performing loans as a % of total loans	0.73%	0.66%	0.29%
Non-performing assets as a % of total loans, ORE, and other assets	0.73	0.66	0.33
Total loans	$42,609,028	$43,404,490	$43,716,353
Net charge-offs	133,994	153,342	53,156
Net charge-offs/average loans	0.31%	0.35%	0.13%
Provision for (reversal of) loan losses	$141,454	$189,303	$68,983
Provision for (reversal of) unfunded commitments	(4,769)	(224)	15,570
Provision for (reversal of) credit losses	$136,685	$189,079	$84,553
Allowance for loan losses	$486,845	$479,385	$443,424
Reserve on unfunded commitments	52,462	57,231	57,455
Allowance for credit losses	$539,307	$536,616	$500,879
ACL to loans coverage ratio	1.27%	1.24%	1.15%
ALL to loans coverage ratio	1.14	1.10	1.01
ACL/NPLs	174.44	186.21	391.13
ALL/NPLs	157.47	166.35	346.26

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
Non-performing Assets
Total NPAs were $309.5 million at December 31, 2024, a $21.4 million increase from December 31, 2023 primarily due to the designation of a large commercial real estate office relationship as non-performing, partially offset by the resolution of a few non-performing relationships. Total NPAs as a percentage of total loans, ORE and other assets increased to 0.73% at December 31, 2024 compared to 0.66% at December 31, 2023. NPLs were $309.2 million at December 31, 2024, a $21.0 million increase from December 31, 2023.

The following table shows the components of NPAs by portfolio class at December 31, 2024 and 2023.

Table 18 - NPAs by Portfolio Class
	December 31,
	2024			2023
(in thousands)	NPLs	ORE	Total NPAs	Total NPAs(1)
Commercial, financial, and agricultural	$122,874	$—	$122,874	$89,870
Owner-occupied	34,380	—	34,380	91,370
Total commercial and industrial	157,254	—	157,254	181,240
Investment properties	74,030	—	74,030	39,770
1-4 family properties	2,385	—	2,385	3,056
Land and development	1,389	—	1,389	804
Total commercial real estate	77,804	—	77,804	43,630
Consumer mortgages	50,834	385	51,219	46,108
Home equity	17,365	—	17,365	10,473
Other consumer loans	5,907	—	5,907	6,726
Total consumer	74,106	385	74,491	63,307
Total	$309,164	$385	$309,549	$288,177

(1)    For December 31, 2023, total NPAs equaled total NPLs.
Past Due Loans
As a percentage of loans outstanding, loans 30 or more days past due and still accruing interest were 0.26% at December 31, 2024 compared to 0.14% at December 31, 2023. As a percentage of loans outstanding, loans 90 days past due and still accruing interest were 0.11% at December 31, 2024 compared to 0.01% at December 31, 2023. These loans are in the process of collection and carry reserves in accordance with our ACL methodology.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at December 31, 2024 increased $156.5 million compared to December 31, 2023, primarily due to pressures from the economic and interest rate environment.

Table 19 - Criticized and Classified Loans	December 31,
(dollars in thousands)	2024	2023
Special mention loans	$755,118	$615,748
Substandard loans	873,121	898,579
Doubtful loans	52,326	9,714
Loss loans	2,523	2,539
Criticized and Classified loans	$1,683,088	$1,526,580
As a % of total loans	4.0%	3.5%

Net Charge-offs
Total 2024 net charge-offs were $134.0 million, or 0.31%, of average loans, compared to total net charge-offs of $153.3 million, or 0.35% of average loans in 2023, which included $31.3 million related to strategic loan sales. The following table shows net charge-offs (recoveries) for the years ended December 31, 2024, 2023, and 2022.

Table 20 - Net Charge-offs
	Years Ended December 31,
	2024		2023		2022
(dollars in thousands)	Amount	%(1)	Amount	%(1)	Amount	%(1)
Commercial and industrial	$102,304	0.45%	$69,656	0.31%	$27,963	0.13%
Commercial real estate	8,279	0.07	44,177	0.35	1,469	0.01
Consumer	23,411	0.28	39,509	0.46	23,724	0.27
Total net charge-offs	$133,994	0.31%	$153,342	0.35%	$53,156	0.13%

(1)    Net charge-off ratio as a percentage of average loans.
Provision for (reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses of $136.7 million for the year ended December 31, 2024 included net charge-offs of $134.0 million and compares to a provision for credit losses of $189.1 million for the year ended December 31, 2023 that included net charge-offs of $153.3 million. The decline in provision was driven by decreased net charge-offs and lower loan balances, partially offset by continued economic uncertainty and increased defaults.
The ALL of $486.8 million and the reserve on unfunded commitments of $52.5 million, which is recorded in other liabilities, comprise the total ACL of $539.3 million at December 31, 2024. The ACL increased $2.7 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of an ALL of $479.4 million and the reserve on unfunded commitments of $57.2 million. The ACL to loans coverage ratio of 1.27% at December 31, 2024 was 3 bps higher compared to December 31, 2023. The increase in the ACL from December 31, 2023 resulted primarily from the continuation of an uncertain economic outlook, as well as increased defaults.
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" and "Part II - Item 8. Financial Statements and Supplementary Data - Note 3 - Loans and Allowance for Loan Losses" in this Report for more information.
The following table shows the allocation of the allowance for loan losses at December 31, 2024 and 2023.

Table 21 - Allocation of Allowance for Loan Losses
	December 31,
	2024			2023
(dollars in thousands)	Amount	% of ALL	% of Total Loans(1)	Amount	% of ALL	% of Total Loans(1)
Commercial and industrial	$210,525	43.3%	52.4%	$218,970	45.7%	52.0%
Commercial real estate	134,021	27.5	28.2	133,758	27.9	28.4
Consumer	142,299	29.2	19.4	126,657	26.4	19.6
Total allowance for loan losses	$486,845	100.0%	100.0%	$479,385	100.0%	100.0%

(1)    Loan balance in each category expressed as a percentage of loans, net of deferred fees and costs. See Table 6 - Loans by Portfolio Class in this Report for more information.

Capital Resources
Synovus and Synovus Bank are required to comply with capital adequacy standards established by our primary federal regulator, the Federal Reserve. Synovus and Synovus Bank measure capital adequacy using the standardized approach under Basel III. Beyond adhering to regulatory capital standards, Synovus also maintains a rigorous capital management and adequacy framework, which includes oversight by both the ALCO and the Board. This effort involves monitoring and managing our capital position in alignment with our Board’s risk appetite framework and with a Board-approved annual capital plan, with a focus on applicable regulatory capital ratios. Our ALCO serves to provide management-level oversight within this framework, which may include establishing target operating ranges for certain capital measures, such as CET1, as a means to provide further clarity over the management of our capital position.
At December 31, 2024, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 22 - Capital Ratios
(dollars in thousands)	December 31, 2024	December 31, 2023
CET1 capital
Synovus Financial Corp.	$5,199,950	$5,206,521
Synovus Bank	5,657,947	5,559,624
Tier 1 risk-based capital
Synovus Financial Corp.	5,737,095	5,743,666
Synovus Bank	5,657,947	5,559,624
Total risk-based capital
Synovus Financial Corp.	6,622,462	6,654,224
Synovus Bank	6,373,618	6,249,947
CET1 capital ratio
Synovus Financial Corp.	10.84%	10.22%
Synovus Bank	11.81	10.93
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.96	11.28
Synovus Bank	11.81	10.93
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.81	13.07
Synovus Bank	13.31	12.29
Leverage ratio
Synovus Financial Corp.	9.55	9.49
Synovus Bank	9.44	9.21

At December 31, 2024, Synovus' CET1 ratio was 10.84%, well in excess of regulatory requirements including the capital conservation buffer of 2.5%. The December 31, 2024 CET1 ratio increased 62 bps compared to December 31, 2023 as our organic earnings, along with the completion of a risk-weighted assets optimization effort, supported capital accretion that more than offset share repurchases and the strategic repositioning of the investment securities portfolio during 2024. For more information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" in this Report. In 2025, we will target a relatively stable CET1 ratio, and we expect to leverage share repurchases to balance out organic capital generation to achieve our overall capital objectives.
On December 13, 2024, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.39 per share, beginning with the quarterly dividend payable in April 2025, and authorized share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025.
On December 14, 2023, the Board of Directors approved share repurchases of up to $300 million of common stock and $50 million of preferred stock in 2024. During 2024, Synovus repurchased 6.4 million shares of common stock at an average price of $42.40 per share through open market transactions.
On August 26, 2020, the federal banking regulators issued a final rule that allowed electing banking organizations that adopted CECL during 2020 to mitigate the estimated effects of CECL on regulatory capital for two years, followed by a three-

year phase-in transition period. Synovus adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect Synovus' election of the five-year transition provision. At December 31, 2024, $14.6 million, or a cumulative 3 bps benefit to CET1, was deferred.
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
During 2024, Synovus Bank paid upstream cash dividends to the Parent Company totaling $450.0 million. During 2023, Synovus Bank and non-bank subsidiaries paid upstream cash dividends to the Parent Company totaling $435.0 million, and during 2022, Synovus Bank paid upstream cash dividends to the Parent Company totaling $350.0 million.
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
In accordance with Synovus policies and regulatory guidance, ALCO evaluates contractual and anticipated cash flows under normal and stressed conditions to properly manage the Company's liquidity profile. Synovus places an emphasis on maintaining numerous sources of liquidity to meet its obligations to depositors, borrowers, and creditors on a timely basis. Liquidity is generated through various sources, including, but not limited to, maturities and repayments of loans by clients, maturities and sales of investment securities, and growth in core and wholesale deposits.
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
Total deposits at December 31, 2024 increased by $356.2 million compared to December 31, 2023, driven by growth of $1.52 billion in core deposits, partially offset by a $1.17 billion decline in brokered deposits, resulting from continued proactive management of our balance sheet position. The growth in core deposits resulted primarily from fluctuations among core deposit categories driven by the rate environment as clients sought higher interest-bearing categories, evidenced by an increase of $1.15 billion in money market accounts, $836.7 million more of interest-bearing demand accounts, and growth of $533.5 million in time deposits, partially offset by a $911.5 million decline in non-interest-bearing deposits as commercial clients deployed excess funds. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes our decision to sell loans from this portfolio and strategic run-off, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At December 31, 2024, sources of liquidity totaled approximately $27.4 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $7.88 billion, subject to FHLB credit policies.
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
On November 1, 2024, Synovus issued $500 million of 6.168% Fixed Rate/Floating Rate Senior Notes which mature on November 1, 2030. These Notes bear interest (i) from and including November 1, 2024 to but excluding November 1, 2029 at a fixed rate of 6.168% per annum, payable semi-annually in arrears on May 1 and November 1 of each year, and (ii) from and including November 1, 2029 to November 1, 2030 at a floating rate per annum equal to compounded SOFR plus 2.347%, payable quarterly in arrears on February 1, 2030, May 1, 2030, August 1, 2030, and at the maturity date. Synovus may redeem these notes, in whole or in part, at any time prior to November 1, 2029, but the notes are not redeemable at the option or election of holders. For more information on these senior unsecured securities, see Synovus’ Current Report on Form 8-K dated October 29, 2024, as filed with the SEC on November 1, 2024.
On February 15, 2023, Synovus Bank issued $500 million of 5.625% Senior Bank Notes which mature on February 15, 2028. These Notes bear interest at 5.625% per annum, payable semi-annually in arrears on each February 15 and August 15, beginning on August 15, 2023. On or after August 15, 2023 and prior to January 15, 2028, Synovus Bank may redeem the notes, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus a make-whole premium, together with accrued and unpaid interest, if any, to the redemption date. At any time on or after January 15, 2028, the Bank may redeem the Bank notes, in whole or in part, at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of redemption. The Bank notes are not redeemable at the option or election of holders. For more information on these Bank senior unsecured securities, see Synovus’ Current Report on Form 8-K dated February 16, 2023, as filed with the SEC on February 16, 2023.
During 2023, Synovus repurchased $97.0 million of its 5.90% Fixed-to-Fixed Rate Subordinated Notes through both a cash tender offer and open market purchases and recognized gains of $5.4 million on the early extinguishment of debt. The Company may continue to redeem any outstanding debt as it deems appropriate and as permitted per regulatory approvals if so required and in compliance with laws.
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as the result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I - Item 1A. - Risk Factors - Market and Other General Risk - Negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system, and Credit and Liquidity Risk - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity, and financial results." Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem or issue its preferred stock, repurchase shares, or strengthen its liquidity or capital position.
Contractual Cash Obligations
The following table summarizes, by remaining maturity, Synovus’ significant contractual cash obligations at December 31, 2024. Excluded from the table below are certain liabilities with variable cash flows and/or no contractual maturity. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for information on Synovus' commitments to extend credit including loan commitments and letters of credit along with obligations related to Synovus' sponsorship of MPS businesses. Additionally, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 7 - Deposits" of this Report for information on contractual maturities of time deposits and "Part II - Item 8. Financial Statements and Supplementary Data - Note 8 - Long-term Debt" for information on long-term debt obligations.

Table 23 - Contractual Cash Obligations
	Payments Due After December 31, 2024
(in thousands)	1 Year or Less	After 1 Year	Total
Long-term debt obligations	$451,107	$1,737,128	$2,188,235
Lease obligations	38,324	618,305	656,629
Purchase commitments(1)	86,786	114,107	200,893
Commitments to fund tax credits, CRA partnerships, and other investments(2)	198,953	159,540	358,493
Total contractual cash obligations	$775,170	$2,629,080	$3,404,250

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
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue TE are measures used by management to evaluate non-interest revenue and total revenue exclusive of net investment securities gains (losses), fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, and adjusted return on average common equity are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Adjusted PPNR is used by management to evaluate PPNR exclusive of items that management believes are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by stakeholders to assess our capital position. The computations of these measures are set forth in the tables below.
Management does not provide a reconciliation for forward-looking non-GAAP financial measures where it is unable to provide a meaningful or accurate calculation or estimation of reconciling items, and the information is not available without unreasonable effort. This is due to the inherent difficulty of forecasting the occurrence and the financial impact of various items that have not yet occurred, are out of Synovus’ control, or cannot be reasonably predicted. For the same reasons, Synovus’ management is unable to address the probable significance of the unavailable information. Forward-looking non-GAAP financial measures provided without the most directly comparable GAAP financial measures may vary materially from the corresponding GAAP financial measures.

Table 24 - Reconciliation of Non-GAAP Financial Measures
	Years Ended December 31,
(dollars in thousands)	2024	2023
Adjusted non-interest revenue
Total non-interest revenue	$239,604	$404,010
Valuation adjustment on GLOBALT earnout	(719)	—
(Gain) on sale of GLOBALT	—	(1,929)
Recovery of NPA	—	(13,126)
Investment securities (gains) losses, net	256,660	76,718
Fair value adjustment on non-qualified deferred compensation	(5,159)	(4,987)
Adjusted non-interest revenue	$490,386	$460,686

Adjusted non-interest expense
Total non-interest expense	$1,247,543	$1,335,424
Loss on other loans held for sale	—	(50,064)
Restructuring (charges) reversals	(2,121)	(17,707)
Valuation adjustment to Visa derivative	(8,700)	(3,927)
Gain (loss) on early extinguishment of debt	—	5,400
Fair value adjustment on non-qualified deferred compensation	(5,159)	(4,987)
Adjusted non-interest expense	$1,231,563	$1,264,139

Adjusted revenue TE and adjusted tangible efficiency ratio
Adjusted non-interest expense	$1,231,563	$1,264,139
Amortization of intangibles	(11,609)	(10,487)
Adjusted tangible non-interest expense	$1,219,954	$1,253,652

Net interest income	$1,749,577	$1,816,655
Tax equivalent adjustment	5,485	4,621
Net interest income TE	$1,755,062	1,821,276

Net interest income	$1,749,577	$1,816,655
Total non-interest revenue	239,604	404,010
Total revenue	$1,989,181	$2,220,665
Tax equivalent adjustment	5,485	4,621
Total TE revenue	$1,994,666	$2,225,286
Valuation adjustment on GLOBALT earnout	(719)	—
(Gain) on sale of GLOBALT	—	(1,929)
Recovery of NPA	—	(13,126)
Investment securities (gains) losses, net	256,660	76,718
Fair value adjustment on non-qualified deferred compensation	(5,159)	(4,987)
Adjusted revenue TE	$2,245,448	$2,281,962
Efficiency ratio-TE	62.54%	60.01%
Adjusted tangible efficiency ratio	54.33	54.94

Adjusted pre-provision net revenue
Net interest income	$1,749,577	$1,816,655
Total non-interest revenue	239,604	404,010
Total non-interest expense	(1,247,543)	(1,335,424)
Pre-provision net revenue (PPNR)	$741,638	$885,241

Adjusted revenue TE	$2,245,448	$2,281,962
Adjusted non-interest expense	(1,231,563)	(1,264,139)
Adjusted PPNR	$1,013,885	$1,017,823

Table 24 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(in thousands, except per share data)	2024	2023
Adjusted return on average assets
Net income	$479,451	$542,141
Restructuring charges (reversals)	2,121	17,707
Valuation adjustment to Visa derivative	8,700	3,927
Valuation adjustment on GLOBALT earnout	(719)	—
(Gain) on early extinguishment of debt	—	(5,400)
(Gain) on sale of GLOBALT	—	(1,929)
Recovery of NPA	—	(13,126)
Loss on other loans held for sale	—	50,064
Investment securities (gains) losses, net	256,660	76,718
Tax effect of adjustments(1)	(64,423)	(31,312)
Adjusted net income	$681,790	$638,790
Total average assets	$59,408,317	$59,921,868
Return on average assets	0.81%	0.90%
Adjusted return on average assets	1.15	1.07

Adjusted net income available to common shareholders and adjusted net income per common share, diluted
Net income available to common shareholders	$439,557	$507,755
Restructuring charges (reversals)	2,121	17,707
Valuation adjustment to Visa derivative	8,700	3,927
Valuation adjustment on GLOBALT earnout	(719)	—
(Gain) on early extinguishment of debt	—	(5,400)
(Gain) on sale of GLOBALT	—	(1,929)
Recovery of NPA	—	(13,126)
Loss on other loans held for sale	—	50,064
Investment securities (gains) losses, net	256,660	76,718
Tax effect of adjustments(1)	(64,423)	(31,312)
Adjusted net income available to common shareholders	$641,896	$604,404
Weighted average common shares outstanding, diluted	144,998	146,734
Net income per common share, diluted	$3.03	$3.46
Adjusted earnings per share	4.43	4.12
(1) An assumed marginal tax rate of 24.2% for 2024 and 24.5% for 2023 was applied.

Table 24 - Reconciliation of Non-GAAP Financial Measures, continued
	Years Ended December 31,
(dollars in thousands)	2024	2023
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity
Net income available to common shareholders	$439,557	$507,755
Restructuring charges (reversals)	2,121	17,707
Valuation adjustment to Visa derivative	8,700	3,927
Valuation adjustment on GLOBALT earnout	(719)	—
(Gain) on early extinguishment of debt	—	(5,400)
(Gain) on sale of GLOBALT	—	(1,929)
Recovery of NPA	—	(13,126)
Loss on other loans held for sale	—	50,064
Investment securities (gains) losses, net	256,660	76,718
Tax effect of adjustments(1)	(64,423)	(31,312)
Adjusted net income available to common shareholders	$641,896	$604,404
Amortization of intangibles, tax effected(1)	8,806	7,921
Adjusted net income available to common shareholders excluding amortization of intangibles	$650,702	$612,325

Net income available to common shareholders	$439,557	$507,755
Amortization of intangibles, tax effected(1)	8,806	7,921
Net income available to common shareholders excluding amortization of intangibles	$448,363	$515,676

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,629,343	$4,173,417
Average goodwill	(480,555)	(471,084)
Average other intangible assets, net	(40,161)	(48,812)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$4,108,627	$3,653,521
Return on average common equity	9.50%	12.17%
Adjusted return on average common equity	13.87	14.48
Return on average tangible common equity	10.91	14.11
Adjusted return on average tangible common equity	15.84	16.76
(1) An assumed marginal tax rate of 24.2% for 2024 and 24.5% for 2023 was applied.

	December 31,
(dollars in thousands)	2024	2023
Tangible common equity ratio
Total assets	$60,233,644	$59,809,534
Goodwill	(480,440)	(480,440)
Other intangible assets, net	(34,318)	(45,928)
Tangible assets	$59,718,886	$59,283,166

Total Synovus Financial Corp. shareholders' equity	$5,244,557	$5,119,993
Goodwill	(480,440)	(480,440)
Other intangible assets, net	(34,318)	(45,928)
Preferred stock, no par value	(537,145)	(537,145)
Tangible common equity	$4,192,654	$4,056,480
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.71%	8.56%
Tangible common equity ratio	7.02	6.84

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
Managing interest rate risk is a primary goal of the asset liability management function. Synovus attempts to achieve consistency in net interest income while limiting volatility arising from changes in interest rates. Synovus seeks to accomplish this goal by balancing the maturity and repricing characteristics of assets and liabilities along with the selective use of derivative instruments. The Risk Committee of the Board has chartered the ALCO and approved related policies to aid in the management and governance of various risks, including interest rate risk. ALCO meets periodically and has responsibility for developing asset liability management policies, reviewing the interest rate sensitivity of Synovus, and developing and implementing strategies to manage balance sheet structure and interest rate risk positioning. The ALCO has an established limit framework for interest rate risk, which is monitored on an ongoing basis and is in alignment with the tolerances and limits as established by the Board. Additionally, Synovus’ ERM framework establishes a Board-approved risk appetite statement, which includes certain quantitative measurements for interest rate risk and helps to ensure management operates within the Board’s established appetite.
Interest rate risk is the primary market risk to which Synovus is potentially exposed. Synovus measures the sensitivity of net interest income to changes in market interest rates through the use of simulation modeling, which incorporates all of Synovus' earning assets and liabilities. These simulations are used to determine a baseline net interest income projection and the sensitivity of the income profile based on changes in interest rates. These simulations incorporate assumptions and factors, including, but not limited to, changes in market rates, in the size or composition of the balance sheet, and in repricing characteristics as well as client behaviors for both loans and deposits. This includes estimates for deposit repricing characteristics which, for purposes of the sensitivity estimates provided below, relies upon a constant, through-the-cycle total deposit cost beta of approximately 40%-50% as of the most recently reported period. The simulation modeling process is performed in a manner consistent with Synovus policies and procedures with results reviewed on an ongoing basis by ALCO and the Risk Committee of the Board of Directors.
Synovus has modeled its baseline net interest income forecast assuming a relatively flat interest rate environment with the federal funds rate at the Federal Reserve's current targeted range of 4.25% to 4.50% as of December 31, 2024 and the current prime rate of 7.50% as of December 31, 2024. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next twelve months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 4.0% and 2.0% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.0% and 3.8% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at December 31, 2024, with comparable information for December 31, 2023.

Table 25 - Twelve Month Net Interest Income Sensitivity
Change in Interest Rates (in bps)	Estimated Change in Net Interest Income As of December 31,
	2024	2023
+200	4.0%	3.7%
+100	2.0	1.9
-100	(2.0)	(2.0)
-200	(3.8)	(4.1)

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
The net interest income simulation model is the primary tool utilized to evaluate potential interest rate risks over a shorter-term time horizon. Synovus also evaluates potential longer-term interest rate risk through modeling and evaluation of the sensitivity of the Company's EVE. The EVE measurement process estimates the net fair value of assets, liabilities, and off-

balance sheet financial instruments under various interest rate scenarios. Management uses EVE sensitivity analyses as an additional means of measuring interest rate and incorporates this form of analysis within its governance and limits framework.
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
Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of rising interest rates as we have been experiencing through the cycle. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.
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
As of December 31, 2024 and 2023, Synovus had $4.35 billion and $5.60 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of December 31, 2024 and 2023, Synovus had $2.10 billion and $2.56 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Synovus Financial Corp. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for loan losses for loans held for investment evaluated on a collective basis
As discussed in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for loan losses was $486.8 million as of December 31, 2024, a substantial portion of which relates to loans held for investment evaluated on a collective basis (the collective allowance). The Company estimated the collective allowance on a collective (pool) basis for loans grouped with similar risk characteristics based upon the nature of the loan type. The Company estimated the collective allowance using a discounted cash flow model for each loan pool over the contractual term of the loan, adjusted for expected prepayments and curtailments where appropriate. Such model applies the modeled forecasted PD, which is the probability that a borrower will default, adjusted for relevant macroeconomic factors, comprising multiple weighted scenarios representing different plausible outcomes, and the modeled LGD, which is the estimate of the amount of net loss in the event of default. To the extent the estimated lives of the loans in the portfolio extend beyond the reasonable and supportable forecast of two years, the Company reverts on a straight-line basis back to the historical loss rates over a one-year period. The resulting life-of-loan loss estimate may be adjusted for certain quantitative and qualitative factors to address limitations in the quantitative model.

We identified the assessment of the collective allowance as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the collective allowance methodology, including the model and methods used to estimate the forecasted PD and its significant assumptions, including the selection and weighting of the macroeconomic forecasts, the selection of macroeconomic factors, and the reasonable and supportable forecast period. The assessment also included an evaluation of certain qualitative adjustments to address limitations in the quantitative model, specifically the adjustments for leveraged lending, CRE office buildings and CRE multi-family portfolios. The assessment also included an evaluation of the conceptual soundness and performance of the forecasted PD model. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the measurement of the collective allowance estimate, including controls over the:
•development of the collective allowance methodology
•continued use and appropriateness of changes to the forecasted PD model
•conceptual soundness and performance of the forecasted PD model
•identification and determination of the significant assumptions used in the forecasted PD model
•development and measurement of the qualitative adjustments
•analysis of collective allowance results, trends, and ratios.
We evaluated the Company’s process to develop the collective allowance estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. We also involved credit risk professionals with specialized skills and knowledge who assisted in:
•evaluating the Company’s collective allowance methodology for compliance with U.S. generally accepted accounting principles
•assessing the conceptual soundness and performance of the forecasted PD model by inspecting the model documentation to determine whether the model is suitable for its intended use
•evaluating assumptions made by the Company relative to the selection and weighting of the macroeconomic forecasts, including the appropriateness of and the selection of macroeconomic factors, and the reasonable and supportable forecast period used in the forecasted PD model by comparing them to the Company's business environment and relevant industry practices
•evaluating certain qualitative adjustments to address limitations in the quantitative model, specifically the adjustments for leveraged lending, CRE Office buildings and CRE multi-family portfolios, by comparing it to relevant credit risk factors and consistency with credit trends.
We also assessed the sufficiency of the audit evidence obtained related to the collective allowance by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 1975.
Atlanta, Georgia
February 21, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
Synovus Financial Corp.:
Opinion on Internal Control Over Financial Reporting
We have audited Synovus Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2025 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

Atlanta, Georgia
February 21, 2025

Synovus Financial Corp.
Consolidated Balance Sheets

	December 31,
(in thousands, except share and per share data)	2024	2023
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,977,667	$2,414,103
Federal funds sold and securities purchased under resale agreements	16,320	37,323
Total cash, cash equivalents, and restricted cash	2,993,987	2,451,426
Investment securities held to maturity	2,581,469	—
Investment securities available for sale	7,551,018	9,788,662
Loans held for sale (includes $33,448 and $47,338, measured at fair value, respectively)	90,111	52,768
Loans, net of deferred fees and costs	42,609,028	43,404,490
Allowance for loan losses	(486,845)	(479,385)
Loans, net	42,122,183	42,925,105
Cash surrender value of bank-owned life insurance	1,139,988	1,112,030
Premises, equipment and software, net	383,724	365,851
Goodwill	480,440	480,440
Other intangible assets, net	34,318	45,928
Other assets	2,856,406	2,587,324
Total assets	$60,233,644	$59,809,534
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$11,596,119	$12,507,616
Interest-bearing deposits	39,499,240	38,231,569
Total deposits	51,095,359	50,739,185
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	131,728	192,570
Long-term debt	1,733,109	1,932,534
Other liabilities	2,007,197	1,801,097
Total liabilities	54,967,393	54,665,386
Shareholders’ Equity
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,142 shares; issued 172,185,507 and 171,360,188, respectively; outstanding 141,165,908 and 146,705,330, respectively	172,186	171,360
Additional paid-in capital	3,986,729	3,955,819
Treasury stock, at cost; 31,019,599 and 24,654,858 shares, respectively	(1,216,827)	(944,484)
Accumulated other comprehensive income (loss), net	(970,765)	(1,117,073)
Retained earnings	2,736,089	2,517,226
Total Synovus Financial Corp. shareholders’ equity	5,244,557	5,119,993
Noncontrolling interest in subsidiary	21,694	24,155
Total equity	5,266,251	5,144,148
Total liabilities and shareholders' equity	$60,233,644	$59,809,534

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Interest income:
Loans, including fees	$2,769,778	$2,684,762	$1,806,060
Investment securities	329,478	248,294	209,951
Loans held for sale	3,679	30,092	34,037
Federal Reserve Bank balances	75,922	68,289	18,117
Other earning assets	14,732	18,921	7,622
Total interest income	3,193,589	3,050,358	2,075,787
Interest expense:
Deposits	1,329,932	1,026,755	187,232
Long-term debt	109,657	180,670	79,402
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	4,423	26,278	12,253
Total interest expense	1,444,012	1,233,703	278,887
Net interest income	1,749,577	1,816,655	1,796,900
Provision for (reversal of) credit losses	136,685	189,079	84,553
Net interest income after provision for credit losses	1,612,892	1,627,576	1,712,347
Non-interest revenue:
Service charges on deposit accounts	91,647	90,096	93,067
Fiduciary and asset management fees	79,828	78,077	78,414
Card fees	76,920	72,357	61,833
Brokerage revenue	84,881	90,004	72,605
Mortgage banking income	14,060	15,157	17,476
Capital markets income	44,058	39,045	36,286
Income from bank-owned life insurance	34,429	31,429	29,720
Investment securities gains (losses), net	(256,660)	(76,718)	—
Recovery of NPA	—	13,126	—
Other non-interest revenue	70,441	51,437	19,935
Total non-interest revenue	239,604	404,010	409,336
Non-interest expense:
Salaries and other personnel expense	737,467	728,378	681,710
Net occupancy, equipment, and software expense	187,451	179,581	174,730
Third-party processing and other services	85,751	86,649	88,617
Professional fees	46,089	39,854	37,189
FDIC insurance and other regulatory fees	45,921	94,737	29,083
Restructuring charges (reversals)	2,121	17,707	(9,690)
Loss on other loans held for sale	—	50,064	—
Other operating expense	142,743	138,454	155,867
Total non-interest expense	1,247,543	1,335,424	1,157,506
Income before income taxes	604,953	696,162	964,177
Income tax expense	125,502	154,021	206,275
Net income	479,451	542,141	757,902
Less: Net income (loss) attributable to noncontrolling interest	(3,009)	(1,564)	—
Net income attributable to Synovus Financial Corp.	482,460	543,705	757,902
Less: Preferred stock dividends	42,903	35,950	33,163
Net income available to common shareholders	$439,557	$507,755	$724,739
Net income per common share, basic	$3.05	$3.48	$4.99
Net income per common share, diluted	3.03	3.46	4.95
Weighted average common shares outstanding, basic	144,164	146,115	145,364
Weighted average common shares outstanding, diluted	144,998	146,734	146,481

    See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2024			2023			2022
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$604,953	$(125,502)	$479,451	$696,162	$(154,021)	$542,141	$964,177	$(206,275)	$757,902
Unamortized holding (losses) gains on investment securities transferred to held to maturity:
Net unamortized unrealized holding (losses) gains on available for sale investment securities transferred to held to maturity	(708,549)	171,115	(537,434)	—	—	—	—	—	—
Reclassification adjustment for the change in unamortized holding (losses) gains on held to maturity investment securities	58,808	(14,202)	44,606	—	—	—	—	—	—
Net change	(649,741)	156,913	(492,828)	—	—	—	—	—	—
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	517,032	(124,863)	392,169	215,914	(52,101)	163,813	(1,522,047)	369,764	(1,152,283)
Reclassification adjustment for realized (gains) losses included in net income	256,660	(61,983)	194,677	76,718	(18,527)	58,191	—	—	—
Net change	773,692	(186,846)	586,846	292,632	(70,628)	222,004	(1,522,047)	369,764	(1,152,283)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(70,101)	16,928	(53,173)	(40,606)	9,815	(30,791)	(298,289)	72,574	(225,715)
Reclassification adjustment for realized (gains) losses included in net income	139,041	(33,578)	105,463	176,442	(42,611)	133,831	24,057	(5,855)	18,202
Net change	68,940	(16,650)	52,290	135,836	(32,796)	103,040	(274,232)	66,719	(207,513)
Total other comprehensive income (loss)	$192,891	$(46,583)	$146,308	$428,468	$(103,424)	$325,044	$(1,796,279)	$436,483	$(1,359,796)
Comprehensive income (loss)			625,759			867,185			(601,894)
Less: comprehensive income (loss) attributable to noncontrolling interest			(3,009)			(1,564)			—
Comprehensive income (loss) attributable to Synovus Financial Corp.			$628,768			$868,749			$(601,894)

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Changes in Shareholders' Equity

	Synovus Financial Corp. Shareholders' Equity
(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	AOCI	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2021	$537,145	$169,384	$3,894,109	$(931,497)	$(82,321)	$1,709,980	$—	$5,296,800
Net income	—	—	—	—	—	757,902	—	757,902
Other comprehensive income (loss), net of income taxes	—	—	—	—	(1,359,796)	—	—	(1,359,796)
Cash dividends declared on common stock - $1.36 per share	—	—	—	—	—	(197,762)	—	(197,762)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(33,163)	—	(33,163)
Repurchases of common stock including costs to repurchase	—	—	—	(12,987)	—	—	—	(12,987)
Restricted share unit vesting and taxes paid related to net share settlement	—	399	(8,089)	—	—	(2,187)	—	(9,877)
Stock options exercised, net	—	358	6,696	—	—	—	—	7,054
Share-based compensation expense	—	—	27,630	—	—	—	—	27,630
Balance at December 31, 2022	$537,145	$170,141	$3,920,346	$(944,484)	$(1,442,117)	$2,234,770	$—	$4,475,801
Cumulative-effect of change in accounting principle for ASU 2023-02	—	—	—	—	—	(297)	—	(297)
Net income (loss)	—	—	—	—	—	543,705	(1,564)	542,141
Other comprehensive income (loss), net of income taxes	—	—	—	—	325,044	—	—	325,044
Cash dividends declared on common stock - $1.52 per share	—	—	—	—	—	(222,329)	—	(222,329)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(35,950)	—	(35,950)
Restricted share unit vesting and taxes paid related to net share settlement	—	527	(8,938)	—	—	(2,673)	—	(11,084)
Stock options exercised, net	—	692	12,333	—	—	—	—	13,025
Share-based compensation expense	—	—	32,078	—	—	—	—	32,078
Acquisition of noncontrolling interest	—	—	—	—	—	—	25,719	25,719
Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148
Net income (loss)	—	—	—	—	—	482,460	(3,009)	479,451
Other comprehensive income (loss), net of income taxes	—	—	—	—	146,308	—	—	146,308
Cash dividends declared on common stock - $1.52 per share	—	—	—	—	—	(218,009)	—	(218,009)
Cash dividends declared on preferred stock(3)	—	—	—	—	—	(42,903)	—	(42,903)
Repurchases of common stock including costs to repurchase	—	—	—	(272,343)	—	—	—	(272,343)
Restricted share unit vesting and taxes paid related to net share settlement	—	528	(9,388)	—	—	(2,685)	—	(11,545)
Stock options exercised, net	—	298	8,742	—	—	—	—	9,040
Share-based compensation expense	—	—	31,556	—	—	—	—	31,556
Other	—	—	—	—	—	—	548	548
Balance at December 31, 2024	$537,145	$172,186	$3,986,729	$(1,216,827)	$(970,765)	$2,736,089	$21,694	$5,266,251

(1)    For the year ended December 31, 2022, dividends per share were $1.58 for Series D and $1.47 for Series E Preferred Stock.
(2)    For the year ended December 31, 2023, dividends per share were $1.92 for Series D and $1.47 for Series E Preferred Stock.
(3)    For the year ended December 31, 2024, dividends per share were $2.24 for Series D and $1.78 for Series E Preferred Stock.

See accompanying notes to the audited consolidated financial statements.

Synovus Financial Corp.
Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating Activities
Net income	$479,451	$542,141	$757,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	136,685	189,079	84,553
Depreciation, amortization, and accretion, net	60,408	93,458	69,172
Deferred income tax expense (benefit)	19,371	16,837	10,868
Originations of loans held for sale	(6,179,459)	(600,671)	(3,352,235)
Proceeds from sales of loans held for sale	6,151,247	945,944	3,709,022
Gain on sales of loans held for sale, net	(9,657)	(9,700)	(12,126)
(Increase) decrease in other assets	(389,458)	(285,823)	(175,006)
Increase (decrease) in other liabilities	265,561	244,335	82,957
Investment securities (gains) losses, net	256,660	76,718	—
Share-based compensation expense	32,049	32,224	27,904
Loss on sales of loans	—	50,064	—
Net gain on sales of other real estate and other assets held for sale	(1,828)	(4,654)	(12,199)
Other	—	(7,329)	677
Net cash provided by (used in) operating activities	821,030	1,282,623	1,191,489
Investing Activities
Net cash received (paid) for business combination and divestiture	—	8,359	—
Proceeds from maturities and principal collections of investment securities held to maturity	187,046	—	—
Proceeds from maturities and principal collections of investment securities available for sale	614,733	937,967	1,973,990
Proceeds from sales of investment securities available for sale	1,365,923	1,301,520	—
Purchases of investment securities available for sale	(2,640,980)	(2,150,430)	(2,287,318)
Net proceeds from sales of loans	37,453	1,651,154	69,784
Purchases of loans	—	(10,623)	(514,475)
Net (increase) decrease in loans	615,363	(1,524,681)	(3,987,133)
Net (purchases) redemptions of Federal Reserve Bank stock	(12,655)	(5,081)	15,151
Net (purchases) redemptions of Federal Home Loan Bank stock	33,225	128,458	(163,531)
Net (purchases) proceeds from settlement of bank-owned life insurance policies	6,496	8,773	9,271
Net increase in premises, equipment and software	(56,152)	(32,207)	(30,105)
Proceeds from sales of other real estate and other assets held for sale	27,119	10,757	58,884
Net cash provided by (used in) investing activities	177,571	323,966	(4,855,482)
Financing Activities
Net increase (decrease) in deposits	343,683	1,858,349	(531,490)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(57,346)	42,486	(117,545)
Net increase (decrease) in other short-term borrowings	(3,496)	(599,888)	603,184
Repayments and redemption of long-term debt	(1,850,000)	(5,404,731)	(700,000)
Proceeds from long-term debt, net	1,646,791	3,220,912	3,622,892
Dividends paid to common shareholders	(220,128)	(216,061)	(196,148)
Dividends paid to preferred shareholders	(40,696)	(35,950)	(33,163)
Issuances, net of taxes paid, under equity compensation plans	(2,505)	1,940	(2,823)
Repurchase of common stock	(272,343)	—	(12,987)
Net cash provided by (used in) financing activities	(456,040)	(1,132,943)	2,631,920
Increase (decrease) in cash and cash equivalents including restricted cash	542,561	473,646	(1,032,073)
Cash, cash equivalents, and restricted cash at beginning of year	2,451,426	1,977,780	3,009,853
Cash, cash equivalents, and restricted cash at end of year	$2,993,987	$2,451,426	$1,977,780

Supplemental Disclosures:
Income taxes paid	$47,268	$69,753	$175,680
Interest paid	1,467,099	1,112,905	242,040
Non-cash Activities:
Loans foreclosed and transferred to other real estate	21,992	—	—
Investment securities transferred from available for sale to held to maturity	2,715,635	—	—
Settlement of acquired debt	—	31,109	—

See accompanying notes to the audited consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies
Business Operations
Synovus provides commercial and consumer banking in addition to a full suite of specialized products and services including wealth services, treasury management, mortgage services, premium finance, asset-based lending, structured lending, capital markets, and international banking to its clients through its wholly-owned subsidiary bank, Synovus Bank, primarily in offices located throughout Alabama, Florida, Georgia, South Carolina and Tennessee.
In addition to our banking operations, Synovus also provides various other financial planning and investment advisory services through its wholly-owned non-bank subsidiaries, including: Synovus Securities, headquartered in Columbus, Georgia, which specializes in professional portfolio management for fixed-income securities, investment banking, the execution of securities transactions as a broker/dealer, and the provision of individual investment advice on equity and other securities; and Synovus Trust, headquartered in Columbus, Georgia, which provides trust, asset management, and financial planning services.
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
Investments in VIEs are included in other assets on the consolidated balance sheets, and the Company's proportionate share of income or loss is included as either a component of income tax expense (proportional amortization method) or other non-interest revenue (equity method). The maximum potential exposure to losses relative to investments in VIEs is generally limited to the sum of the outstanding balance, future funding commitments and any related loans to the entity. The assessment of whether or not the Company has a controlling interest (i.e., the primary beneficiary) in a VIE is performed on an ongoing basis. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" of this Report for additional details regarding Synovus' involvement with VIEs.
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
Under the terms of the agreement, Synovus acquired a controlling interest in Qualpay in exchange for $7.0 million in cash and the settlement of Qualpay's debt to Synovus of $31.1 million. Synovus accounted for the transaction as a business combination and recorded the assets acquired, which primarily consisted of intangible assets and goodwill, liabilities assumed, noncontrolling interest, and consideration exchanged, at their estimated fair values on the acquisition date. Refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 5 - Goodwill and Other Intangible Assets and Note 14 - Commitments and Contingencies" in this Report for additional information on Qualpay.
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
Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents primarily include interest-bearing funds with Federal Reserve Bank as well as cash and due from banks, interest-earning deposits with banks, and federal funds sold and securities purchased under resale agreements, which are inclusive of any restricted cash and restricted cash equivalents. Cash and cash equivalents included restricted cash of $34.6 million at December 31, 2024 and $69.7 million at December 31, 2023, which were pledged to collateralize certain derivative instruments and letters of credit.
Investment Securities
Synovus classifies its securities based upon management's intent and ability to hold the investment securities as either securities available for sale or securities held to maturity.
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
Securities that Synovus has the full intent and ability to hold until maturity are classified as held to maturity and are carried at amortized cost, net of any allowance for credit losses. Accrued interest is excluded from the amortized cost of held to maturity securities and is included within other assets on the consolidated balance sheets. Held to maturity securities are generally placed on non-accrual status using factors similar to those described for loans as referenced below within this note in the "Non-accrual Loans" section.
At the time an investment security is transferred from the available for sale to held to maturity category, the security's fair value becomes its new amortized cost, net of any allowance for credit losses and is a non-cash transaction. Unrealized gains or losses at the date of transfer of these securities continue to be reported in AOCI and are amortized into interest income on a level-yield basis over the remaining life of the security, in a manner consistent with the amortization or accretion of the original purchase premium or discount on the associated security.
When investment securities available for sale are in an unrealized loss position, Synovus performs a quarterly assessment of its available for sale securities to determine if the decline in fair value of a security below its amortized cost is related to credit losses or other factors. Management considers the extent to which fair value is less than amortized cost, the issuer of the security, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. In assessing whether credit-related impairment exists, the present value of cash flows expected to be collected from the security is compared to the security's amortized cost. If the present value of cash flows expected to be collected is less than the security's amortized cost basis, the difference is attributable to credit losses. For such differences, Synovus would record an ACL with an offset to provision for credit losses. Synovus would limit the ACL recorded to the amount the security's fair value is less than the amortized cost basis.
For investment securities available for sale in an unrealized loss position, if Synovus has an intention to sell the security, or it is more likely than not that the security will be required to be sold prior to recovery, the security is written down to its fair value. The write down is charged against the ACL, if one was previously recorded, with any additional impairment recorded in earnings.
The Company assesses expected credit losses on held to maturity securities on a collective basis by major security type. Any expected credit loss is provided through an allowance for credit losses on held to maturity securities and deducted from the amortized cost basis of the security. All of the Company's held to maturity securities are either guaranteed or issued by U.S. government sponsored enterprises, are highly rated by major credit rating agencies and have a long history of no credit losses, and therefore, the zero-credit loss assumption has been applied. Synovus has elected to not measure an allowance on its accrued interest receivable as a result of the timely reversal of interest receivable deemed uncollectible. Interest accrued but not received for a security placed on non-accrual is reversed against interest income. Cash collected on non-accrual held to maturity securities is generally applied to reduce the securities amortized cost basis and not as interest income.
Interest income on securities is recorded on the accrual basis on the consolidated statements of income. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method unless the premium is related to callable debt securities. For these securities, the amortization period is shortened to the earliest call date. Realized gains and losses for securities available for sale are included in investment securities gains (losses), net, on the consolidated statements of income and are derived using the specific identification method, on a trade date basis.
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
Financial Difficulty Modifications
Synovus adopted ASU 2022-02, Financial Instruments- Credit Losses (Topic 326), effective January 1, 2023 on a prospective basis, which eliminated the recognition and measurement of troubled debt restructurings. In accordance with ASU 2022-02, when borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. All loan modifications, renewals, and refinancings where borrowers are experiencing financial difficulty are evaluated for FDM classification. To be classified as an FDM, the modifications must be in the form of providing an interest rate reduction relative to the current interest rate, principal forgiveness, or an other-than-insignificant payment delay or extension of the maturity of the loan. An FDM is tracked for twelve months following the modification(s) granted. The effect of these modifications is already included in the ACL because our use of a DCF model captures loan level changes including modified terms as part of the estimation process.
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
Loan Origination Deferred Fees and Costs
Loan origination fees and direct loan origination costs are deferred and amortized to net interest income over the life of the related loan or over the commitment period as a yield adjustment.
Allowance for Credit Losses (ACL)
Synovus calculates its ACL utilizing an expected credit loss methodology (referred to as CECL). CECL requires management’s estimate of credit losses over the full remaining expected life of loans and other financial instruments, including unfunded loan commitments, accrued interest receivable, debt securities, and other receivables.
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
The ALL is measured on a collective (pool) basis when similar risk characteristics exist. Loans are grouped based upon the nature of the loan type and are further segregated based upon the methods for risk assessment. Credit loss assumptions are primarily estimated using a discounted cash flow (DCF) model applied to the aforementioned loan pools. This model calculates an expected life-of-loan loss percentage for each loan category by considering the modeled forecasted PD, which is the probability that a borrower will default, adjusted for relevant forecasted macroeconomic factors comprising multiple weighted scenarios representing different plausible outcomes, and the modeled LGD, which is the estimate of the amount of net loss in the event of default.
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
The ALL may be adjusted, as necessary, for certain quantitative and qualitative factors. These factors are used to capture characteristics in the portfolio that impact expected credit losses, but are not fully captured within the expected credit loss models. This includes adjustments for economic forecast limitations, loan maturity extensions, portfolio composition and concentrations, among others. These adjustments, in management's judgment, are necessary to reflect losses expected in the portfolio and are based on management's analysis of current and expected economic conditions and their impact to the portfolio, as well as internal credit risk movements and a qualitative assessment of the lending environment, including underwriting standards.
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
Consumer Loans – Risk Ratings
Consumer loans are subject to uniform lending policies and consist primarily of loans with strong borrower credit scores. Synovus makes consumer lending decisions based upon a number of key credit risk determinants including FICO scores as well as loan-to-value and debt-to-income ratios. Consumer loans are generally assigned a risk rating based on credit bureau scores. At 90 days past due, a loan grade of substandard non-accrual is applied and at 120 days past due, the loan is generally charged-off. The consumer loan portfolio is sent on a quarterly basis to a consumer credit reporting agency for a refresh of clients' credit scores so that management can evaluate ongoing consistency or negative migration in the quality of the portfolio. Revolving lines of credit are reviewed for a material change in financial circumstances and, when appropriate, the line of credit may be suspended for further advances.
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
Premises, Equipment and Software
Premises, equipment and software including bank-owned branch locations and leasehold improvements are reported at cost, less accumulated depreciation and amortization, which are computed using the straight-line method over the estimated useful lives of the related assets. Buildings and improvements are depreciated over an average of 10 to 40 years, while furniture, equipment, and software are depreciated and amortized over a range of 3 to 10 years. Synovus capitalizes certain costs associated with the acquisition or development of internal-use software. Once the software is ready for its intended use, these costs are amortized on a straight-line basis over the software’s expected useful life over a range of the lesser of contract terms or 3 to 7 years. Leasehold improvements are depreciated over the shorter of the estimated useful life or the remainder of the lease term. Synovus reviews long-lived assets, such as premises and equipment, for impairment whenever events and circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of the long-lived assets is measured by a comparison of the asset's carrying amount to future undiscounted cash flows expected to be generated by use and eventual disposition of the asset. Any resulting impairment is measured by the amount by which the carrying value exceeds the fair value of the asset (based on the undiscounted cash flows expected to be generated by the asset’s use and eventual disposition). Maintenance and repairs are charged to non-interest expense and improvements that extend the useful life of the asset are capitalized to the asset's carrying value and depreciated.
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

Other intangible assets relate primarily to a core deposit intangible, client relationships, and developed technology resulting from business acquisitions. The core deposit intangible is amortized over its estimated useful life of approximately ten years utilizing an accelerated method. The remaining intangible assets are amortized using straight-line methods based on the remaining lives of the assets with amortization periods ranging from five to ten years. Amortization periods for intangible assets are monitored to determine if events and circumstances require such periods to be reduced.
Definite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of the intangible assets is measured by a comparison of the asset's carrying amount to future undiscounted cash flows expected to be generated by the asset. Any resulting impairment is measured by the amount by which the carrying value exceeds the fair value of the asset (based on the undiscounted cash flows expected to be generated by the asset).
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
Other Fees (included in other non-interest revenue on the consolidated statements of income): Other fees within the scope of ASC Topic 606 include revenue generated from safe deposit box rental fees, lockbox services, loan-related income, and commercial sponsorship income. Fees are recognized over time, on a monthly basis, as Synovus' performance obligation for services is satisfied. Payment is received upfront for safe deposit box rentals and in the following month for lockbox services. Other fees are recognized in a manner that reflects the timing of when transactions occur or as services are provided.
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
Share-based Compensation
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The Plan permits grants of share-based compensation including stock options, restricted share units, and performance share units. The grants generally include a service-based vesting period of three years. Restricted share units are primarily equity-based but certain specific grants may be cash settled as well. When cash settled awards are granted, they are classified as a liability and revalued quarterly. Performance share units contain both market and performance target levels. The performance target levels are compared to applicable metrics to determine adjustments to compensation expense. Synovus has historically issued new shares to satisfy share option exercises and share unit conversions. Dividend equivalents are paid on outstanding restricted share units and performance share units in the form of additional restricted share units that vest over the same vesting period or the vesting period left on the original restricted share unit grant.
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
Investment Securities Available for Sale and Trading Securities
The fair values of investment securities available for sale and trading securities are primarily based on actively traded markets where prices are based on either quoted market prices or observed transactions. Management employs independent third-party pricing services to provide fair value estimates for Synovus' investment securities available for sale and trading securities. Fair values for fixed income investment securities are typically determined based upon quoted market prices, and/or inputs that are observable in the market, either directly or indirectly, for substantially similar securities. Level 1 securities are typically exchange-quoted prices and include financial instruments such as U.S. Treasury securities and marketable equity securities. Level 2 securities are typically matrix-priced by the third-party pricing service to calculate the fair value. Such fair value measurements consider observable data such as market spreads, cash flows, yield curves, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the respective terms and conditions for debt instruments. The types of securities classified as Level 2 within the valuation hierarchy primarily consist of collateralized mortgage obligations, mortgage-backed securities, debt securities of GSEs and agencies, corporate debt, asset-backed securities, and state and municipal securities.
Management uses various validation procedures to confirm that the prices received from pricing services are reasonable. Such validation procedures include reference to market quotes and a review of valuations and trade activity of comparable securities. Consideration is given to the nature of the quotes (e.g., indicative or firm) and the relationship of recently evidenced market activity to the prices provided by the third-party pricing service. Further, management also employs the services of an additional independent pricing firm as a means to verify and confirm the fair values of the primary independent pricing firms.
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
Cash flow hedges - If the hedged exposure is a cash flow exposure, the effective portion of the gain or loss on the derivative instrument is reported initially as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the accumulated amounts in OCI at the dedesignation date are immediately recognized in earnings.
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
The fair value of the derivative contract is determined based on management's estimate of the timing and amount of the Covered Litigation settlement, and the resulting payments due to the counterparty under the terms of the contract. During the years ended December 31, 2024 and 2023, Synovus recorded fair value adjustments of $8.7 million and $3.9 million, respectively, in other non-interest expense. Management believes that the estimate of Synovus' exposure to the Visa indemnification including fees associated with the Visa derivative is adequate based on current information, including Visa's recent announcements and disclosures. However, future developments in the litigation could require changes to Synovus' estimate.
Income Taxes
Synovus is a domestic corporation that files a consolidated federal income tax return with its wholly-owned subsidiaries and files state income tax returns on a consolidated or separate entity basis with the various taxing jurisdictions based on its taxable presence. However, Synovus' Qualpay subsidiary continues to file separate federal and state income tax returns and is not included in any of Synovus' consolidated tax filings. The current income tax payable or receivable is an estimate of the amounts currently owed to or due from taxing authorities in jurisdictions where Synovus conducts business. Current income taxes payable also reflects changes in liabilities associated with uncertain tax positions for the current and/or prior years.
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
A valuation allowance is required for deferred tax assets if, based on available evidence, it is more likely than not that all or some portion of the asset will not be realized. In making this assessment, all sources of taxable income available to realize the deferred tax assets are considered, including taxable income in prior years, future reversals of existing temporary differences, tax planning strategies, and future taxable income exclusive of reversing temporary differences and carryforwards. The predictability that future taxable income, exclusive of reversing temporary differences, will occur is the most subjective of these four sources. Changes in the valuation allowance are recorded through income tax expense.
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
Synovus applies the proportional amortization method of accounting for its LIHTC, HTC, and new markets tax credit partnerships. Synovus elected to apply the proportional amortization method of accounting to its qualifying solar energy tax credit partnership. The proportional amortization method recognizes the amortized cost of the investment as a component of income tax expense on the consolidated statements of income and as a component of operating activities within other assets and other liabilities on the consolidated statements of cash flows. Synovus applies the HLBV method of accounting for non-qualifying solar investments. For the year ended December 31, 2022, Synovus applied the equity method of accounting to its new market tax credit partnership.
During the years ended December 31, 2024 and 2023, Synovus recognized tax credits and other tax benefits of $80.8 million and $81.6 million and amortization expense of $60.7 million and $63.9 million, respectively, from LIHTC, HTC, new markets, and renewable energy tax credit investments as components of income tax expense. During the year ended December 31, 2022, Synovus recognized tax credits and other benefits of $37.5 million and amortization expense of $30.3 million from LIHTC and HTC tax credit investments in income tax expense. The effect of non-income-tax related items from investments accounted for using the proportional amortization method were immaterial to the financial statements in each period.

Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted or issued in 2024 and the estimated effect on the Company’s financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted) in 2024
ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures
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
Annual periods beginning on January 1, 2024
The Company adopted the new disclosure requirements for the annual period beginning on January 1, 2024, on a retrospective basis. See Note 17, Segment Reporting, for the required disclosures in accordance with this ASU.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted in 2024
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	January 1, 2025	The Company will adopt the new disclosures for the annual periods beginning on January 1, 2025. The Company is currently evaluating the impact of the incremental income taxes information that will be required to be disclosed as well as the impact to the Income Taxes footnote.
ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors' requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all prior periods is permitted.	January 1, 2027	The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2027, and interim periods starting on January 1, 2028. The Company is currently evaluating the impact of the incremental expense information that will be required to be disclosed as well as the impact to the Form 10-K.

Note 2 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at December 31, 2024 and 2023 are summarized below.

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,581,469	$—	$(56,944)	$2,524,525
Total investment securities held to maturity(1)	$2,581,469	$—	$(56,944)	$2,524,525

Investment securities available for sale:
U.S. Treasury securities	$1,214,363	$3,203	$(4,824)	$1,212,742
U.S. Government agency securities	29,993	—	(830)	29,163
Mortgage-backed securities issued by U.S. Government agencies	1,583,331	848	(121,389)	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,294,700	250	(260,915)	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	657,453	—	(107,252)	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,290,968	4,724	(42,576)	2,253,116
Corporate debt securities and other debt securities	9,110	—	(139)	8,971
Total investment securities available for sale(2)	$8,079,918	$9,025	$(537,925)	$7,551,018

	December 31, 2023
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available for sale:
U.S. Treasury securities	$588,082	$9,547	$—	$597,629
U.S. Government agency securities	29,993	—	(1,053)	28,940
Mortgage-backed securities issued by U.S. Government agencies	1,021,612	2,037	(97,985)	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	7,523,399	1,192	(1,094,212)	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	692,487	—	(104,892)	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,226,672	18,764	(35,653)	1,209,783
Corporate debt securities and other debt securities	9,009	—	(337)	8,672
Total investment securities available for sale(2)	$11,091,254	$31,540	$(1,334,132)	$9,788,662

(1) The amounts reported exclude accrued interest receivable on investment securities HTM of $5.7 million at December 31, 2024, which is presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of investment securities HTM includes a discount of $(649.7) million at December 31, 2024 related to the unamortized portion of unrealized losses on investment securities HTM.
(2) The amounts reported exclude accrued interest receivable on investment securities AFS of $29.5 million and $26.6 million at December 31, 2024 and 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Other Assets" in this Report for more information on other assets.
At December 31, 2024, investment securities AFS and investment securities HTM with a carrying value of $2.83 billion and $2.45 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
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

Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2024 and 2023 are presented below.

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$716,367	$(4,824)	$—	$—	$716,367	$(4,824)
U.S. Government agency securities	—	—	29,163	(830)	29,163	(830)
Mortgage-backed securities issued by U.S. Government agencies	716,268	(8,431)	577,468	(112,958)	1,293,736	(121,389)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	456,887	(12,503)	1,542,618	(248,412)	1,999,505	(260,915)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	29,040	(820)	521,161	(106,432)	550,201	(107,252)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,060,903	(10,624)	276,850	(31,952)	1,337,753	(42,576)
Corporate debt securities and other debt securities	—	—	8,971	(139)	8,971	(139)
Total	$2,979,465	$(37,202)	$2,956,231	$(500,723)	$5,935,696	$(537,925)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$28,940	$(1,053)	$28,940	$(1,053)
Mortgage-backed securities issued by U.S. Government agencies	159,402	(1,268)	565,358	(96,717)	724,760	(97,985)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	215,917	(1,193)	6,045,914	(1,093,019)	6,261,831	(1,094,212)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	587,595	(104,892)	587,595	(104,892)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	34,406	(205)	276,675	(35,448)	311,081	(35,653)
Corporate debt securities and other debt securities	—	—	8,672	(337)	8,672	(337)
Total	$409,725	$(2,666)	$7,513,154	$(1,331,466)	$7,922,879	$(1,334,132)

As of December 31, 2024, Synovus had 82 investment securities AFS in a loss position for less than twelve months and 211 investment securities AFS in a loss position for twelve months or longer. As of December 31, 2024, Synovus does not intend to sell investment securities AFS in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity, and has the ability and intent to hold those securities for that period of time. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the AFS securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at December 31, 2024. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for Synovus' policy for evaluating impairment on its investment securities available for sale portfolio.
At December 31, 2024, no ACL was established for investment securities AFS. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.

As of December 31, 2024, all investment securities HTM were rated investment grade or supported by U.S. government agencies and have no history of credit losses, supporting the application of a zero-credit loss assumption and no allowance for credit losses.
The amortized cost and fair value by contractual maturity of investment securities HTM and investment securities AFS at December 31, 2024 are shown below. The expected life of MBSs and CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	December 31, 2024
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Investment securities HTM
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	$—	$—	$—	$2,581,469	$2,581,469
Fair value	—	—	—	2,524,525	2,524,525

Investment securities AFS
U.S. Treasury securities
Amortized cost	$52,316	$824,797	$337,250	$—	$1,214,363
Fair value	52,500	825,478	334,764	—	1,212,742
U.S. Government agency securities
Amortized cost	—	29,993	—	—	29,993
Fair value	—	29,163	—	—	29,163
Mortgage-backed securities issued by U.S. Government agencies
Amortized cost	—	45	3	1,583,283	1,583,331
Fair value	—	44	3	1,462,743	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	—	—	—	2,294,700	2,294,700
Fair value	—	—	—	2,034,035	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	21	8,511	648,921	657,453
Fair value	—	21	8,228	541,952	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	1,256,041	1,017,900	17,027	2,290,968
Fair value	—	1,244,187	994,408	14,521	2,253,116
Corporate debt securities and other debt securities
Amortized cost	—	9,110	—	—	9,110
Fair value	—	8,971	—	—	8,971

Gross gains and gross losses on sales of investment securities AFS for the years ended December 31, 2024, 2023, and 2022 are presented below.

(in thousands)	2024	2023	2022
Gross realized gains on sales	$—	$5,141	$—
Gross realized losses on sales	(256,660)	(81,859)	—
Investment securities gains (losses), net	$(256,660)	$(76,718)	$—

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of December 31, 2024 and 2023.

	December 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$14,352,839	$12,947	$10,332	$23,279	$98,145	$24,729	$14,498,992
Owner-occupied	7,754,052	7,700	36,005	43,705	21,119	13,261	7,832,137
Total commercial and industrial(1)	22,106,891	20,647	46,337	66,984	119,264	37,990	22,331,129
Investment properties	11,105,168	2,006	—	2,006	74,030	—	11,181,204
1-4 family properties	541,897	1,636	—	1,636	2,385	—	545,918
Land and development	284,793	1,113	202	1,315	1,389	—	287,497
Total commercial real estate	11,931,858	4,755	202	4,957	77,804	—	12,014,619
Consumer mortgages	5,228,580	9,362	—	9,362	50,834	—	5,288,776
Home equity	1,800,614	13,131	177	13,308	17,365	—	1,831,287
Credit cards	182,435	1,573	1,863	3,436	—	—	185,871
Other consumer loans	940,608	10,818	13	10,831	5,907	—	957,346
Total consumer	8,152,237	34,884	2,053	36,937	74,106	—	8,263,280
Loans, net of deferred fees and costs(2)(3)	$42,190,986	$60,286	$48,592	$108,878	$271,174	$37,990	$42,609,028

	December 31, 2023
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial, and agricultural	$14,355,414	$12,264	$1,797	$14,061	$66,400	$23,470	$14,459,345
Owner-occupied	8,041,573	6,056	149	6,205	70,784	20,586	8,139,148
Total commercial and industrial(1)	22,396,987	18,320	1,946	20,266	137,184	44,056	22,598,493
Investment properties	11,322,516	740	278	1,018	12,796	26,974	11,363,304
1-4 family properties	595,359	87	—	87	2,605	451	598,502
Land and development	353,477	671	—	671	804	—	354,952
Total commercial real estate	12,271,352	1,498	278	1,776	16,205	27,425	12,316,758
Consumer mortgages	5,359,153	6,462	—	6,462	46,108	—	5,411,723
Home equity	1,785,836	10,374	716	11,090	10,473	—	1,807,399
Credit cards	190,299	1,818	2,024	3,842	—	—	194,141
Other consumer loans	1,053,587	15,574	89	15,663	6,697	29	1,075,976
Total consumer	8,388,875	34,228	2,829	37,057	63,278	29	8,489,239
Loans, net of deferred fees and costs(2)(3)	$43,057,214	$54,046	$5,053	$59,099	$216,667	$71,510	$43,404,490

(1)    Includes senior housing loans of $2.94 billion and $3.28 billion at December 31, 2024 and 2023, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
(2)    The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $217.1 million and $256.3 million at December 31, 2024 and 2023, respectively, which is presented as a component of other assets on the consolidated balance sheets. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 6 - Other Assets" in this Report for more information on other assets.
(3)    Loans are presented net of deferred loan fees and costs totaling $34.1 million and $35.9 million at December 31, 2024 and 2023, respectively.

Pledged Loans
Loans with carrying values of $24.66 billion and $24.31 billion, respectively, were pledged as collateral for borrowings and capacity at December 31, 2024 and 2023 respectively, to the FHLB and Federal Reserve Bank.
Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are generally secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment.
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

The following tables summarize each loan portfolio class by regulatory risk grade and origination year as of December 31, 2024 and 2023 as required by CECL.

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial, and agricultural
Pass	$1,200,861	$1,001,989	$739,134	$1,195,316	$629,109	$1,586,291	$7,372,228	$81,796	$13,806,724
Special Mention	1,555	20,255	17,775	18,403	2,464	36,817	158,968	—	256,237
Substandard	20,920	12,397	59,487	14,694	39,482	17,028	258,070	493	422,571
Doubtful	—	—	—	5,911	—	1,869	5,145	—	12,925
Loss	—	—	—	—	—	—	535	—	535
Total commercial, financial, and agricultural	1,223,336	1,034,641	816,396	1,234,324	671,055	1,642,005	7,794,946	82,289	14,498,992
Current YTD Period:
Gross charge-offs	7,696	16,499	3,786	8,787	997	4,413	53,736	—	95,914
Owner-occupied
Pass	691,899	981,593	1,468,946	1,220,421	872,744	1,621,387	619,519	—	7,476,509
Special Mention	1,099	2,466	65,733	5,397	34,244	12,621	—	—	121,560
Substandard	2,568	5,838	34,147	20,698	49,766	65,147	55,904	—	234,068
Total owner-occupied	695,566	989,897	1,568,826	1,246,516	956,754	1,699,155	675,423	—	7,832,137
Current YTD Period:
Gross charge-offs	—	76	543	304	1,567	17,558	3,426	—	23,474
Total commercial and industrial	1,918,902	2,024,538	2,385,222	2,480,840	1,627,809	3,341,160	8,470,369	82,289	22,331,129
Current YTD Period:
Gross charge-offs	$7,696	$16,575	$4,329	$9,091	$2,564	$21,971	$57,162	$—	$119,388
Investment properties
Pass	769,775	642,808	3,306,914	2,406,325	898,363	2,405,650	227,460	—	10,657,295
Special Mention	4,583	2,211	97,443	200,780	—	68,559	—	—	373,576
Substandard	—	1,689	10,093	83,795	1,466	13,884	—	—	110,927
Doubtful	—	—	—	39,401	—	—	—	—	39,401
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	774,358	646,708	3,414,450	2,730,301	899,829	2,488,098	227,460	—	11,181,204
Current YTD Period:
Gross charge-offs	—	—	527	4,752	—	4,602	—	—	9,881
1-4 family properties
Pass	159,008	79,094	95,050	81,630	28,845	53,167	40,133	—	536,927
Special Mention	—	—	1,060	663	169	1,300	—	—	3,192
Substandard	919	840	1,618	233	287	1,857	45	—	5,799
Total 1-4 family properties	159,927	79,934	97,728	82,526	29,301	56,324	40,178	—	545,918
Current YTD Period:
Gross charge-offs	—	103	—	—	—	143	—	—	246
Land and development
Pass	55,564	87,465	54,214	26,002	4,933	41,749	14,798	—	284,725
Special Mention	—	138	—	25	—	390	—	—	553
Substandard	—	1,347	—	—	153	719	—	—	2,219
Total land and development	55,564	88,950	54,214	26,027	5,086	42,858	14,798	—	287,497
Current YTD Period:
Gross charge-offs	—	—	—	—	35	22	—	—	57
Total commercial real estate	989,849	815,592	3,566,392	2,838,854	934,216	2,587,280	282,436	—	12,014,619
Current YTD Period:
Gross charge-offs	$—	$103	$527	$4,752	$35	$4,767	$—	$—	$10,184

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	457,176	681,844	670,652	947,395	1,119,610	1,341,463	25	—	5,218,165
Substandard	190	1,872	5,590	7,117	17,918	37,895	—	—	70,582
Loss	—	—	—	—	—	29	—	—	29
Total consumer mortgages	457,366	683,716	676,242	954,512	1,137,528	1,379,387	25	—	5,288,776
Current YTD Period:
Gross charge-offs	—	11	—	3	30	122	—	—	166
Home equity
Pass	—	—	—	—	—	—	1,386,370	424,891	1,811,261
Substandard	—	—	—	—	—	—	11,464	7,729	19,193
Loss	—	—	—	—	—	—	554	279	833
Total home equity	—	—	—	—	—	—	1,398,388	432,899	1,831,287
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	230	106	336
Credit cards
Pass	—	—	—	—	—	—	184,061	—	184,061
Substandard	—	—	—	—	—	—	701	—	701
Loss	—	—	—	—	—	—	1,109	—	1,109
Total credit cards	—	—	—	—	—	—	185,871	—	185,871
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,153	—	7,153
Other consumer loans
Pass	150,051	81,087	119,274	144,297	78,961	91,802	284,801	—	950,273
Substandard	310	1,046	1,298	2,692	1,132	524	59	—	7,061
Loss	—	—	—	—	—	—	12	—	12
Total other consumer loans	150,361	82,133	120,572	146,989	80,093	92,326	284,872	—	957,346
Current YTD Period:
Gross charge-offs	576	3,740	4,840	7,601	2,140	2,509	2,315	—	23,721
Total consumer	607,727	765,849	796,814	1,101,501	1,217,621	1,471,713	1,869,156	432,899	8,263,280
Current YTD Period:
Gross charge-offs	$576	$3,751	$4,840	$7,604	$2,170	$2,631	$9,698	$106	$31,376
Loans, net of deferred fees and costs	$3,516,478	$3,605,979	$6,748,428	$6,421,195	$3,779,646	$7,400,153	$10,621,961	$515,188	$42,609,028
Current YTD Period:
Gross charge-offs	$8,272	$20,429	$9,696	$21,447	$4,769	$29,369	$66,860	$106	$160,948

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial, and agricultural
Pass	$1,078,790	$1,040,742	$1,408,178	$782,069	$636,341	$1,236,433	$7,623,255	$46,908	$13,852,716
Special Mention	5,298	8,276	20,027	1,950	2,552	8,412	141,580	—	188,095
Substandard	36,557	14,742	35,744	37,186	88,940	21,032	182,069	1,685	417,955
Loss	—	—	—	—	—	355	224	—	579
Total commercial, financial, and agricultural	1,120,645	1,063,760	1,463,949	821,205	727,833	1,266,232	7,947,128	48,593	14,459,345
Current YTD Period:
Gross charge-offs	9,367	3,436	8,175	19,532	1,165	2,071	30,696	203	74,645
Owner-occupied
Pass	859,887	1,521,469	1,501,405	958,620	710,634	1,401,416	782,180	—	7,735,611
Special Mention	1,709	9,114	22,562	2,593	4,689	48,640	79,031	—	168,338
Substandard	4,388	24,760	13,616	59,478	17,702	87,306	27,949	—	235,199
Total owner-occupied	865,984	1,555,343	1,537,583	1,020,691	733,025	1,537,362	889,160	—	8,139,148
Current YTD Period:
Gross charge-offs	—	—	433	6,836	1,544	2,862	—	—	11,675
Total commercial and industrial	1,986,629	2,619,103	3,001,532	1,841,896	1,460,858	2,803,594	8,836,288	48,593	22,598,493
Current YTD Period:
Gross charge-offs	9,367	3,436	8,608	26,368	2,709	4,933	30,696	203	86,320
Investment properties
Pass	593,540	3,140,041	2,863,327	1,161,697	1,052,638	1,900,744	261,737	—	10,973,724
Special Mention	—	1,616	169,550	—	48,429	33,903	—	—	253,498
Substandard	2,083	4,070	41,278	1,455	1,622	75,850	—	—	126,358
Doubtful	—	—	—	—	—	9,714	—	—	9,714
Loss	—	—	—	—	—	10	—	—	10
Total investment properties	595,623	3,145,727	3,074,155	1,163,152	1,102,689	2,020,221	261,737	—	11,363,304
Current YTD Period:
Gross charge-offs(1)	546	7,685	5,668	3,801	1,893	22,647	3,109	—	45,349
1-4 family properties
Pass	167,729	142,930	119,054	31,928	29,740	55,243	42,099	—	588,723
Special Mention	3,104	947	—	184	—	311	1	—	4,547
Substandard	1,721	822	643	465	324	1,212	45	—	5,232
Total 1-4 family properties	172,554	144,699	119,697	32,577	30,064	56,766	42,145	—	598,502
Current YTD Period:
Gross charge-offs	—	—	—	—	—	24	—	—	24
Land and development
Pass	105,609	84,962	35,993	16,131	18,616	59,605	888	—	321,804
Special Mention	—	496	—	—	—	774	—	—	1,270
Substandard	29,204	411	74	—	593	1,596	—	—	31,878
Total land and development	134,813	85,869	36,067	16,131	19,209	61,975	888	—	354,952
Current YTD Period:
Gross charge-offs	—	—	—	77	—	—	—	—	77
Total commercial real estate	902,990	3,376,295	3,229,919	1,211,860	1,151,962	2,138,962	304,770	—	12,316,758
Current YTD Period:
Gross charge-offs	546	7,685	5,668	3,878	1,893	22,671	3,109	—	45,450

	December 31, 2023
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2023	2022	2021	2020	2019	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$757,485	$784,898	$1,044,442	$1,219,397	$410,511	$1,136,541	$35	$—	$5,353,309
Substandard	564	2,810	5,517	15,913	9,478	23,662	—	—	57,944
Loss	—	—	—	—	—	470	—	—	470
Total consumer mortgages	758,049	787,708	1,049,959	1,235,310	419,989	1,160,673	35	—	5,411,723
Current YTD Period:
Gross charge-offs	—	108	251	403	402	965	5	—	2,134
Home equity
Pass	—	—	—	—	—	—	1,308,934	482,679	1,791,613
Substandard	—	—	—	—	—	—	10,231	5,297	15,528
Loss	—	—	—	—	—	—	174	84	258
Total home equity	—	—	—	—	—	—	1,319,339	488,060	1,807,399
Current YTD Period:
Gross charge-offs	—	—	—	—	—	79	819	229	1,127
Credit cards
Pass	—	—	—	—	—	—	192,217	—	192,217
Substandard	—	—	—	—	—	—	702	—	702
Loss	—	—	—	—	—	—	1,222	—	1,222
Total credit cards	—	—	—	—	—	—	194,141	—	194,141
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,165	—	7,165
Other consumer loans
Pass	134,969	181,455	219,415	114,006	28,256	112,724	277,368	—	1,068,193
Substandard	573	963	3,811	1,182	568	494	192	—	7,783
Total other consumer loans	135,542	182,418	223,226	115,188	28,824	113,218	277,560	—	1,075,976
Current YTD Period:
Gross charge-offs(1)	627	6,040	24,231	3,625	1,971	2,026	2,358	—	40,878
Total consumer	893,591	970,126	1,273,185	1,350,498	448,813	1,273,891	1,791,075	488,060	8,489,239
Current YTD Period:
Gross charge-offs	$627	$6,148	$24,482	$4,028	$2,373	$3,070	$10,347	$229	$51,304
Loan, net of deferred fees and costs	$3,783,210	$6,965,524	$7,504,636	$4,404,254	$3,061,633	$6,216,447	$10,932,133	$536,653	$43,404,490
Current YTD Period:
Gross charge-offs	$10,540	$17,269	$38,758	$34,274	$6,975	$30,674	$44,152	$432	$183,074

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
There were no significant changes in the extent to which collateral secures our collateral-dependent loans during the years ended December 31, 2024 and 2023.
Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the years ended December 31, 2024, 2023, and 2022. For the year ended December 31, 2023, Synovus charged-off $31.3 million in previously established reserves for credit losses associated with the transfer of $1.59 billion in loans to held for sale for the sales of medical office building loans and third-party consumer loans that both closed in 2023. For the years ended December 31, 2024 and 2022, Synovus had no significant transfers to loans held for sale.

	As of and For The Year Ended December 31, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(119,388)	(10,184)	(31,376)	(160,948)
Recoveries	17,084	1,905	7,965	26,954
Provision for (reversal of) loan losses	93,859	8,542	39,053	141,454
Ending balance at December 31, 2024	$210,525	$134,021	$142,299	$486,845

	As of and For The Year Ended December 31, 2023
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424
Charge-offs	(86,320)	(45,450)	(51,304)	(183,074)
Recoveries	16,664	1,273	11,795	29,732
Provision for (reversal of) loan losses	127,076	34,360	27,867	189,303
Ending balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385

	As of and For The Year Ended December 31, 2022
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2021	$188,364	$97,760	$141,473	$427,597
Charge-offs	(42,588)	(3,102)	(38,020)	(83,710)
Recoveries	14,625	1,633	14,296	30,554
Provision for (reversal of) loan losses	1,149	47,284	20,550	68,983
Ending balance at December 31, 2022	$161,550	$143,575	$138,299	$443,424

The ALL of $486.8 million and the reserve on unfunded commitments of $52.5 million, which is recorded in other liabilities, comprise the total ACL of $539.3 million at December 31, 2024. The ACL increased $2.7 million compared to the December 31, 2023 ACL of $536.6 million, which consisted of an ALL of $479.4 million and the reserve on unfunded commitments of $57.2 million. The ACL to loans coverage ratio of 1.27% at December 31, 2024 was 3 bps higher compared to December 31, 2023. The increase in the ACL from December 31, 2023 resulted primarily from the continuation of an uncertain economic outlook, as well as increased defaults. The Company includes adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate. The ALL at December 31, 2024 included qualitative adjustments for higher risk portfolios such as Leveraged Lending, included in C&I, CRE Office Buildings and CRE Multi-family. The ALL at December 31, 2023 included quantitative adjustments to reflect uncertainty due to the impacts of government stimulus.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting an accelerated recovery, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At December 31, 2024, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.6% over the forecast period at December 31, 2024, compared to 4.5% at December 31, 2023.

Financial Difficulty Modifications
When borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial, and agricultural	$—	$10,606		$—	$—	$10,606	0.1%
Owner-occupied	—	183	—	—	13,686	13,869	0.2
Total commercial and industrial	—	10,789	—	—	13,686	24,475	0.1
Investment properties	74,675	2,222	—	—	—	76,897	0.7
Total commercial real estate	74,675	2,222	—	—	—	76,897	0.6
Consumer mortgages	122	—	—	1,878	—	2,000	—
Other consumer loans	179	582	—	4	23	788	0.1
Total consumer	301	582	—	1,882	23	2,788	—
Total FDMs	$74,976	$13,593	$—	$1,882	$13,709	$104,160	0.2%

	Year Ended December 31, 2023
(in thousands)	Interest Rate Reduction	Term Extension	Principal Forgiveness and Term Extensions	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial, and agricultural	$2,844	$119,764	$10,504	$—	$2,028	$135,140	0.9%
Owner-occupied	—	23,739	—	—	52,854	76,593	0.9
Total commercial and industrial	2,844	143,503	10,504	—	54,882	211,733	0.9
Investment properties	—	909	—	—	—	909	—
1-4 family properties	—	2,016	—	—	367	2,383	0.4
Land and development	—	29,760	—	—	—	29,760	8.4
Total commercial real estate	—	32,685	—	—	367	33,052	0.3
Consumer mortgages	2,110	—	—	465	—	2,575	—
Home equity	—	336	—	—	287	623	—
Other consumer loans	115	625	—	189	617	1,546	0.1
Total consumer	2,225	961	—	654	904	4,744	0.1
Total FDMs	$5,069	$177,149	$10,504	$654	$56,153	$249,529	0.6%

During the year ended December 31, 2024, commercial, financial, and agricultural loans of $3.2 million defaulted that were previously modified in the prior 12 months by receiving a term extension. During the year ended December 31, 2023, there were no material FDMs that subsequently defaulted. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of December 31, 2024 and 2023, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as an FDM.
The following presents the financial effect of loan modifications made to borrowers experiencing financial difficulty during the years ended December 31, 2024 and 2023.

	Year Ended December 31, 2024
(Dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial, and agricultural	—%	12	—
Owner-occupied	2.4	5	—
Investment properties	1.9	12	—
Consumer mortgages	2.3	—	5.5
Home equity	—	—	—
Other consumer loans	4.2	75	6

	Year Ended December 31, 2023
(Dollars in thousands)	Principal Forgiveness and Term Extensions	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial, and agricultural	$1,200	2.4%	14	—
Owner-occupied	—	2.3	10	—
Investment properties	—	—	40	—
1-4 family properties	—	0.4	12	—
Land and development	—	—	4	—
Consumer mortgages	—	2.3	—	6
Home equity	—	0.5	249	—
Other consumer loans	—	5.7	62	2

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the year ended December 31, 2024.

	December 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual (1)	Total
Commercial, financial, and agricultural	$9,896	$540	$—	$170	$10,606
Owner-occupied	13,686	—	—	183	13,869
Total commercial and industrial	23,582	540	—	353	24,475
Investment properties	44,115	—	—	32,782	76,897
Total commercial real estate	44,115	—	—	32,782	76,897
Consumer mortgages	210	—	—	1,790	2,000
Other consumer loans	397	106	—	285	788
Total consumer	607	106	—	2,075	2,788
Total FDMs	$68,304	$646	$—	$35,210	$104,160

(1)    Loans were on non-accrual when modified and subsequently classified as FDMs.
The following table provides a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified since January 1, 2023, the date Synovus adopted ASU 2022-02 through December 31, 2023.

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
TDR Disclosures Prior to Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, Synovus accounted for a modification to the contractual terms of a loan that resulted in granting concessions to a borrower experiencing financial difficulties as a TDR. The following table presents, by concession type, the post-modification balance for loans modified or renewed during the year ended December 31, 2022 that were reported as accruing or non-accruing TDRs.

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

(1)    Other concessions generally include term extensions, interest only payments for a period of time, or principal forgiveness, but there was no principal forgiveness for the year ended December 31, 2022.
(2)    No charge-offs were recorded during the year ended December 31, 2022 upon restructuring of these loans.
For the year ended December 31, 2022, there were five defaults with a recorded investment of $1.0 million on accruing TDRs restructured during the previous twelve months (defaults are defined as the earlier of the TDR being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments).

Note 4 - Premises, Equipment and Software
Premises, equipment and software at December 31, 2024 and 2023 consist of the following:

(in thousands)	2024	2023
Land	$90,173	$92,094
Buildings and improvements	285,399	291,471
Leasehold improvements	95,259	100,125
Furniture, equipment and software	395,549	450,458
Construction in progress	64,583	24,799
Total premises, equipment and software	930,963	958,947
Less: Accumulated depreciation and amortization	(547,239)	(593,096)
Net premises, equipment and software	$383,724	$365,851

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 totaled $37.4 million, $38.2 million, and $42.1 million, respectively.
Note 5 - Goodwill and Other Intangible Assets
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
On June 1, 2023, Synovus acquired a 60% equity interest and a majority of the Board seats in Qualpay, which constituted a business combination. In connection with the acquisition, Synovus recorded $30.5 million of goodwill and $29.3 million of other intangible assets based on fair value estimates of the assets acquired and liabilities assumed in the transaction. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for additional information on Qualpay.
During the third quarter of 2023, Synovus sold its GLOBALT asset management firm to its management team. The divestiture resulted in a reduction in goodwill of $2.5 million and a gain on sale of $1.9 million, representing the difference in the fair value of consideration received and assets sold, and no indicators of impairment were identified.
Goodwill allocated to each reporting unit at December 31, 2024 and 2023 is presented as follows:

(in thousands)	Wholesale Banking Reporting Unit	Community Banking Reporting Unit	Consumer Banking Reporting Unit	Wealth Management Reporting Unit	Total Goodwill
Balance as of December 31, 2022	$171,636	$141,622	$114,701	$24,431	$452,390
Changes during the period from:
Reallocation	4,197	—	—	(4,197)	—
Acquisition	—	30,512	—	—	30,512
Divestiture	—	—	—	(2,462)	(2,462)
Balance as of December 31, 2023	$175,833	$172,134	$114,701	$17,772	$480,440
Change in goodwill	—	—	—	—	—
Balance as of December 31, 2024	$175,833	$172,134	$114,701	$17,772	$480,440

Goodwill is evaluated for impairment on an annual basis or whenever an event occurs or circumstances change to indicate that it is more likely than not that an impairment loss has been incurred (i.e., a triggering event). As of October 1, 2024, Synovus completed its annual goodwill impairment evaluation by performing a qualitative assessment of goodwill at the reporting unit level. In performing the qualitative assessment, the Company evaluated events and circumstances since the last impairment analysis, recent operating performance including reporting unit performance, changes in market capitalization, changes in the business climate, company-specific factors and trends in the banking industry. The results of the qualitative assessment indicated that it was more likely than not that the estimated fair value of each reporting unit exceeded its carrying amount as of the test date. In addition, no indicators of impairment have been identified through December 31, 2024; therefore, a quantitative goodwill impairment test was not necessary.

The following table shows the gross carrying amount and accumulated amortization of other intangible assets as of December 31, 2024 and 2023. The CDI is being amortized over its estimated useful life of approximately ten years utilizing an accelerated method. Intangible assets resulting from the Qualpay acquisition, which primarily included client relationships, partner relationships, and developed technology, are being amortized on a straight-line basis over their estimated useful lives ranging from five to eight years. Aggregate other intangible assets amortization expense for the years ended December 31, 2024, 2023, and 2022 was $11.6 million, $10.5 million, and $8.5 million, respectively, and is included in other operating expense on the consolidated statements of income.

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
December 31, 2024
CDI	$57,400	$(46,964)	$10,436
Client Relationships	22,100	(10,705)	11,395
Partner Relationships	4,700	(1,488)	3,212
Developed Technology	11,091	(3,512)	7,579
Other	3,900	(2,204)	1,696
Total other intangible assets	$99,191	$(64,873)	$34,318
December 31, 2023
CDI	$57,400	$(41,745)	$15,655
Client Relationships	22,100	(8,078)	14,022
Partner Relationships	4,700	(548)	4,152
Developed Technology	11,091	(1,294)	9,797
Other	3,900	(1,598)	2,302
Total other intangible assets	$99,191	$(53,263)	$45,928

The estimated amortization expense of other intangible assets for the next five years is as follows:

(in thousands)	Amortization Expense
2025	$10,510
2026	9,438
2027	8,067
2028	3,826
2029	1,025

Note 6 - Other Assets
Significant balances included in other assets at December 31, 2024 and 2023 are presented below.

(in thousands)	2024	2023
Investments in tax credits and CRA partnerships	$808,425	$638,402
Deferred tax assets	473,817	510,442
Accounts receivable	445,146	195,921
ROU assets(1)	429,454	473,028
Accrued interest receivable	254,629	284,112
FRB and FHLB Stock	164,374	184,944
Derivative asset positions	83,895	94,903
Mutual funds and mutual funds held in rabbi trusts	63,371	53,742
Prepaid expense	46,917	47,471
Other investments	14,831	12,560
Trading securities, at fair value	9,713	12,898
Other real estate	385	—
MPS receivable(2)	—	19,300
Miscellaneous other assets	61,449	59,601
Total other assets	$2,856,406	$2,587,324

(1)    Lease liabilities are included within other liabilities on the consolidated balance sheets.
(2)    See "Part II - Item 8. Financial Statements and Supplementary Data - Note 14 - Commitments and Contingencies" in this Report for more information on the MPS receivable.
As a member of the Federal Reserve System, Synovus is currently required to purchase and hold shares of capital stock in the Federal Reserve Bank of Atlanta (recorded at amortized cost, which approximates fair value, of $146.3 million and $133.7 million at December 31, 2024 and 2023, respectively) in an amount equal to the greater of 6% of its capital and surplus or 0.6% of deposits. As a member of the FHLB, Synovus is also required to purchase and hold shares of capital stock in the FHLB (recorded at amortized cost, which approximates fair value, of $18.0 million and $51.3 million at December 31, 2024 and 2023, respectively) in an amount equal to its membership base investment plus an activity-based investment determined according to the level of outstanding FHLB advances.
Note 7 - Deposits
A summary of interest-bearing deposits at December 31, 2024 and 2023 is presented below.

(in thousands)	2024	2023
Interest-bearing demand deposits(1)	$11,517,281	$10,680,625
Money market accounts(1)	14,056,342	12,902,294
Savings accounts	982,498	1,071,258
Time deposits(1)	8,067,889	7,534,393
Brokered deposits	4,875,230	6,042,999
Total interest-bearing deposits	$39,499,240	$38,231,569

(1)    Excluding brokered deposits
The aggregate amount of time deposits of $250,000 or more was $3.72 billion at December 31, 2024 and $3.55 billion at December 31, 2023.

The following table presents contractual maturities of all time deposits, including brokered time deposits, at December 31, 2024.

(in thousands)
Maturing within one year	$8,584,750
Between 1 - 2 years	605,738
2 - 3 years	390,923
3 - 4 years	18,466
4 - 5 years	10,028
Thereafter	5,957
Total	$9,615,862

Note 8 - Long-term Debt
Long-term Debt
The following table presents long-term debt at December 31, 2024 and 2023 net of unamortized discounts, debt issuance costs, and the impact of hedge accounting (refer to "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - Derivative Instruments" of this Report for additional information).

(dollars in thousands)	2024	2023
Parent Company:
6.168% Fixed Rate/Floating Rate Senior Notes issued November 1, 2024, due November 1, 2030, subject to redemption prior to November 1, 2029: $500.0 million par value at issuance with semi-annual interest payments at 6.168% for the first five years and quarterly payments thereafter at compounded SOFR plus 2.347%	$490,415	$—
5.90% Fixed-to-Fixed Rate Subordinated Notes issued February 7, 2019, due February 7, 2029, subject to redemption prior to February 7, 2029: $300.0 million par value at issuance with semi-annual interest payments at 5.90% for the first five years and semi-annual payments thereafter at a fixed rate of 3.379% above the 5-Year Mid-Swap Rate as of the reset date	199,621	201,925
5.200% Senior Notes issued August 11, 2022, due August 11, 2025, subject to redemption on or after February 11, 2023, $350.0 million par value at issuance with semi-annual interest payments in arrears and principal to be paid at maturity	346,914	340,778
SOFR + spread of 2.06% junior subordinated debentures, due June 15, 2035, $10.0 million par value at issuance with quarterly interest payments and principal to be paid at maturity (rate of 6.42% at December 31, 2024 and 7.45% at December 31, 2023)	10,000	10,000
Total long-term debt — Parent Company	$1,046,950	$552,703
Synovus Bank:
5.625% Senior Bank Notes issued February 15, 2023, due February 15, 2028, subject to redemption on or after August 15, 2023, $500.0 million par value at issuance with semi-annual interest payments in arrears and principal to be paid at maturity	$490,283	$487,099
4.00% Fixed-to-Fixed Rate Subordinated Bank Notes issued October 29, 2020, due October 29, 2030, $200.0 million par value at issuance with semi-annual interest payments at 4.00% for the first five years and semi-annual payments thereafter at a fixed rate of 3.625% above the 5-Year U.S. Treasury Rate	195,876	192,732
FHLB advances with weighted average interest rate of 5.57% at December 31, 2023	—	700,000
Total long-term debt — Synovus Bank	686,159	1,379,831
Total long-term debt	$1,733,109	$1,932,534

The provisions of the indentures governing Synovus’ long-term debt contain certain restrictions within specified limits on mergers, sales of all or substantially all of Synovus' assets and limitations on sales and issuances of voting stock of subsidiaries and Synovus’ ability to pay dividends on its capital stock if there is an event of default under the applicable indenture. As of December 31, 2024 and 2023, Synovus and its subsidiaries were in compliance with the covenants in these agreements.

Contractual annual principal payments on long-term debt for the next five years and thereafter are shown in the following table. These maturities are based upon the par value at December 31, 2024 of the long-term debt.

(in thousands)	Parent Company	Synovus Bank	Total
2025	$350,000	$—	$350,000
2026	—	—	—
2027	—	—	—
2028	—	500,000	500,000
2029	202,967	—	202,967
Thereafter	510,000	200,000	710,000
Total	$1,062,967	$700,000	$1,762,967

Note 9 - Shareholders' Equity and Other Comprehensive Income
The following table shows the changes in shares of preferred and common stock issued and common stock held as treasury shares for the years ended December 31, 2024, 2023, and 2022.

(shares in thousands)	Series D Preferred Stock Issued	Series E Preferred Stock Issued	Total Preferred Stock Issued	Common Stock Issued	Treasury Stock Held	Common Stock Outstanding
Balance at December 31, 2021	8,000	14,000	22,000	169,384	24,374	145,010
Restricted share unit activity	—	—	—	399	—	399
Stock options exercised	—	—	—	358	—	358
Repurchase of common stock	—	—	—	—	281	(281)
Balance at December 31, 2022	8,000	14,000	22,000	170,141	24,655	145,486
Restricted share unit activity	—	—	—	527	—	527
Stock options exercised	—	—	—	692	—	692
Balance at December 31, 2023	8,000	14,000	22,000	171,360	24,655	146,705
Restricted share unit activity	—	—	—	528	—	528
Stock options exercised	—	—	—	298	—	298
Repurchase of common stock	—	—	—	—	6,365	(6,365)
Balance at December 31, 2024	8,000	14,000	22,000	172,186	31,020	141,166

Preferred Stock
The following table presents a summary of preferred stock as of December 31, 2024, 2023, and 2022.

	Issuance Date	Public Offering Amount		Net Proceeds		Earliest Redemption Date	Liquidation Preference
Series D	June 21, 2018	$200.0	million	$195.1	million	June 21, 2023	$25 per share
Series E	July 1, 2019	$350.0	million	$342.0	million	July 1, 2024	$25 per share

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
Dividends, as declared, on Series E Preferred Stock will be paid quarterly at a rate per annum equal to 5.875% for each dividend period from the original issue date to, but excluding, July 1, 2024. From and including July 1, 2024, the dividend rate changed and will reset every five years on July 1 at a rate equal to the five-year U.S. Treasury Rate plus 4.127% per annum.
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
Common Stock
Repurchases of Common Stock
During 2024, Synovus repurchased 6.4 million shares of common stock at an average price of $42.40 per share through open market transactions under the share repurchase program approved on December 14, 2023. On December 13, 2024, the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025.
During 2023, Synovus did not repurchase any common stock under the share repurchase program announced on January 18, 2023.
During 2022, Synovus repurchased $13.0 million, or 281 thousand shares, of common stock through open market transactions under the share repurchase program announced on January 20, 2022.
Accumulated Other Comprehensive Income (Loss)
The following table illustrates activity within the balances in AOCI by component, and is shown for the years ended December 31, 2024, 2023, and 2022.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Unamortized holding (losses) gains on AFS investment securities transferred to HTM	Net unrealized gains (losses) on AFS investment securities (1)	Net unrealized gains (losses) on Cash Flow Hedges (1)	Total
Balance at December 31, 2021	$—	$(67,980)	$(14,341)	$(82,321)
Other comprehensive income (loss) before reclassifications	—	(1,152,283)	(225,715)	(1,377,998)
Amounts reclassified from AOCI	—	—	18,202	18,202
Net current period other comprehensive income (loss)	—	(1,152,283)	(207,513)	(1,359,796)
Balance at December 31, 2022	$—	$(1,220,263)	$(221,854)	$(1,442,117)
Other comprehensive income (loss) before reclassifications	—	163,813	(30,791)	133,022
Amounts reclassified from AOCI	—	58,191	133,831	192,022
Net current period other comprehensive income (loss)	—	222,004	103,040	325,044
Balance at December 31, 2023	$—	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	(537,434)	392,169	(53,173)	(198,438)
Amounts reclassified from AOCI	44,606	194,677	105,463	344,746
Net current period other comprehensive income (loss)	(492,828)	586,846	52,290	146,308
Balance at December 31, 2024	$(492,828)	$(411,413)	$(66,524)	$(970,765)

(1)    For December 31, 2022 and 2021, the ending balance in net unrealized gains (losses) includes unrealized losses on investment securities available for sale and cash flow hedges of $13.3 million and $12.1 million, respectively, related to residual tax effects remaining in OCI due to previously established deferred tax asset valuation allowances in 2010 and 2011. For December 31, 2024 and 2023, the ending balance in net unrealized gains (losses) includes unrealized losses on investment securities available for sale of $10.2 million and $16.4 million, respectively, and cash flow hedges of $11.6 million and $12.7 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.
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
The following table summarizes regulatory capital information at December 31, 2024 and 2023 for Synovus and Synovus Bank.

	Actual Capital		Minimum Requirement For Capital Adequacy(1)		To Be Well-Capitalized Under Prompt Corrective Action Provisions(2)
(dollars in thousands)	2024	2023	2024	2023	2024	2023
Synovus Financial Corp.
CET1 capital	$5,199,950	$5,206,521	$2,158,439	$2,291,552	N/A	N/A
Tier 1 risk-based capital	5,737,095	5,743,666	2,877,919	3,055,403	N/A	N/A
Total risk-based capital	6,622,462	6,654,224	3,837,226	4,073,871	N/A	N/A
CET1 capital ratio	10.84%	10.22%	4.50%	4.50%	N/A	N/A
Tier 1 risk-based capital ratio	11.96	11.28	6.00	6.00	N/A	N/A
Total risk-based capital ratio	13.81	13.07	8.00	8.00	N/A	N/A
Leverage ratio	9.55	9.49	4.00	4.00	N/A	N/A
Synovus Bank
CET1 capital	$5,657,947	$5,559,624	$2,155,437	$2,288,092	$3,113,409	$3,305,022
Tier 1 risk-based capital	5,657,947	5,559,624	2,873,916	3,050,789	3,831,887	4,067,719
Total risk-based capital	6,373,618	6,249,947	3,831,887	4,067,719	4,789,859	5,084,649
CET1 capital ratio	11.81%	10.93%	4.50%	4.50%	6.50%	6.50%
Tier 1 risk-based capital ratio	11.81	10.93	6.00	6.00	8.00	8.00
Total risk-based capital ratio	13.31	12.29	8.00	8.00	10.00	10.00
Leverage ratio	9.44	9.21	4.00	4.00	5.00	5.00

(1)    The additional capital conservation buffer in effect is 2.5%.
(2)    The prompt corrective action provisions are applicable at the bank level only.
Note 11 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the years ended December 31, 2024, 2023, and 2022. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Basic Net Income Per Common Share:
Net income available to common shareholders	$439,557	$507,755	$724,739
Weighted average common shares outstanding	144,164	146,115	145,364
Net income per common share, basic	$3.05	$3.48	$4.99
Diluted Net Income Per Common Share:
Net income available to common shareholders	$439,557	$507,755	$724,739
Weighted average common shares outstanding	144,164	146,115	145,364
Effect of dilutive outstanding equity-based awards	834	619	1,117
Weighted average diluted common shares	144,998	146,734	146,481
Net income per common share, diluted	$3.03	$3.46	$4.95

For the years ended December 31, 2024, 2023 and 2022, there were 20 thousand, 272 thousand and 21 thousand of potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding but were not included in the computation of diluted net income per common share because the effect would have been anti-dilutive.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following table presents all financial instruments measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value	Level 1	Level 2	Level 3	Total Assets and Liabilities at Fair Value
Assets
Trading securities:
Collateralized mortgage obligations issued by U.S. Government sponsored enterprises	$—	$—	$—	$—	$—	$2,910	$—	$2,910
Other mortgage-backed securities	—	—	—	—	—	2,149	—	2,149
State and municipal securities	—	473	—	473	—	—	—	—
Asset-backed securities	—	9,240	—	9,240	—	7,839	—	7,839
Total trading securities	$—	$9,713	$—	$9,713	$—	$12,898	$—	$12,898
Investment securities available for sale:
U.S. Treasury securities	$1,212,742	$—	$—	$1,212,742	$597,629	$—	$—	$597,629
U.S. Government agency securities	—	29,163	—	29,163	—	28,940	—	28,940
Mortgage-backed securities issued by U.S. Government agencies	—	1,462,790	—	1,462,790	—	925,664	—	925,664
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,034,035	—	2,034,035	—	6,430,379	—	6,430,379
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	550,201	—	550,201	—	587,595	—	587,595
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	2,253,116	—	2,253,116	—	1,209,783	—	1,209,783
Corporate debt securities and other debt securities	—	8,971	—	8,971	—	8,672	—	8,672
Total investment securities available for sale	$1,212,742	$6,338,276	$—	$7,551,018	$597,629	$9,191,033	$—	$9,788,662
Mortgage loans held for sale	$—	$33,448	$—	$33,448	$—	$47,338	$—	$47,338
Other investments	—	—	14,831	14,831	—	—	12,560	12,560
Mutual funds and mutual funds held in rabbi trusts	63,371	—	—	63,371	53,742	—	—	53,742
Derivative assets	—	83,895	—	83,895	—	94,903	—	94,903
Liabilities
Securities sold short	$—	$—	$—	$—	$3,496	$—	$—	$3,496
Mutual fund held in rabbi trusts	48,351	—	—	48,351	38,735	—	—	38,735
Derivative liabilities(1)	—	216,325	—	216,325	—	259,650	—	259,650
(1)    Excludes from Level 3 the Visa derivative of $64 thousand and $589 thousand at December 31, 2024 and 2023, respectively. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for discussion of fair value accounting related to this in the Derivative Instruments section.
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

	Years Ended December 31,
(in thousands)	2024	2023	2022
Changes in fair value included in net income:
Mortgage loans held for sale	$(1,033)	$839	$(1,541)
Mortgage loans held for sale:
Fair value	33,448	47,338	51,136
Unpaid principal balance	32,770	45,627	50,264
Fair value less aggregate unpaid principal balance	$678	$1,711	$872

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
During 2024 and 2023, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy.

(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	641
Additions	1,630
Ending balance at December 31, 2024	$14,831
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2024	$641

(in thousands)	Other Investments
Beginning balance at December 31, 2022	$11,172
Total gains (losses) realized/unrealized:
Included in earnings	376
Additions	1,012
Ending balance at December 31, 2023	$12,560
Total net gains (losses) for the year included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at December 31, 2023	$376

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a recurring basis.

			December 31, 2024		December 31, 2023
(dollars in thousands)	Valuation Technique	Significant Unobservable Input	Level 3 Fair Value	Rate/Range	Level 3 Fair Value	Rate/Range
Assets (liabilities) measured at fair value on a recurring basis
Other investments	Individual analysis of each investee company	Multiple factors, including but not limited to, current operations, financial condition, cash flows, evaluation of business management and financial plans, and recently executed financing transactions related to the investee companies	$14,831	N/A	$12,560	N/A

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

	December 31, 2024				December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Loans(1)	$—	$—	$58,416	$58,416	$—	$—	$54,616	$54,616

	Years Ended December 31,
(in thousands)	2024	2023	Location in Consolidated Statements of Income
Loans(1)	$35,726	$32,503	Provision for credit losses

(1)    Collateral-dependent loans that are written down to fair value of collateral.
The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure financial instruments that are classified within Level 3 of the valuation hierarchy and are measured at fair value on a non-recurring basis.

			December 31, 2024	December 31, 2023
	Valuation Technique	Significant Unobservable Input	Range (Weighted Average)(1)	Range (Weighted Average)(1)
Assets (liabilities) measured at fair value on a non-recurring basis

Loans	Third-party appraised value of collateral less estimated selling costs	Appraised value Estimated selling costs	0%-41% (29%) 0%-10% (7%)	0%-61% (30%) 0%-10% (7%)

(1)    The weighted average is the measure of central tendencies; it is not the value that management is using for the asset or liability.

Fair Value of Financial Instruments
The following table presents the carrying and estimated fair values of financial instruments at December 31, 2024 and 2023. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of this Report for a description of how fair value measurements are determined.

	December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,993,987	$2,993,987	$2,993,987	$—	$—
Trading securities	9,713	9,713	—	9,713	—
Investment securities held to maturity	2,581,469	2,524,525	—	2,524,525	—
Investment securities available for sale	7,551,018	7,551,018	1,212,742	6,338,276	—
Loans held for sale	90,111	89,901	—	33,448	56,453
Other investments	14,831	14,831	—	—	14,831
Mutual funds and mutual funds held in rabbi trusts	63,371	63,371	63,371	—	—
Loans, net (1)	42,122,183	41,014,425	—	—	41,014,425
FRB and FHLB stock	164,374	164,374	—	164,374	—
Derivative assets	83,895	83,895	—	83,895	—
Financial liabilities
Non-interest-bearing deposits	$11,596,119	$11,596,119	$—	$11,596,119	$—
Non-time interest-bearing deposits	29,883,378	29,883,378	—	29,883,378	—
Time deposits	9,615,862	9,587,417	—	9,587,417	—
Total deposits(2)	$51,095,359	$51,066,914	$—	$51,066,914	$—
Federal funds purchased and securities sold under repurchase agreements	131,728	131,728	131,728	—	—
Long-term debt	1,733,109	1,748,723	—	1,748,723	—
Mutual fund held in rabbi trusts	48,351	48,351	48,351	—	—
Derivative liabilities(3)	216,325	216,325	—	216,325	—

(1)    Synovus estimates the fair value of loans based on present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a discount based on the estimated time period to complete a sale transaction with a market participant.
(2)    The fair value of deposits with no stated maturity, such as non-interest-bearing demand, interest-bearing demand, money market, and savings accounts reflects the carrying amount which is payable on demand, as of the respective date, and may not align with other valuation methods or processes. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
(3) Excludes from Level 3 the Visa derivative of $64 thousand at December 31, 2024. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in this Report for discussion of fair value accounting related to this in the Derivative Instruments section.

	December 31, 2023
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,451,426	$2,451,426	$2,451,426	$—	$—
Trading securities	12,898	12,898	—	12,898	—
Investment securities available for sale	9,788,662	9,788,662	597,629	9,191,033	—
Loans held for sale	52,768	52,770	—	47,338	5,432
Other investments	12,560	12,560	—	—	12,560
Mutual funds and mutual funds held in rabbi trusts	53,742	53,742	53,742	—	—
Loans, net(1)	42,925,105	41,298,149	—	—	41,298,149
FRB and FHLB stock	184,944	184,944	—	184,944	—
Derivative assets	94,903	94,903	—	94,903	—
Financial liabilities
Non-interest-bearing deposits	$12,507,616	$12,507,616	$—	$12,507,616	$—
Non-time interest-bearing deposits	27,449,088	27,449,088	—	27,449,088	—
Time deposits	10,782,481	10,769,002	—	10,769,002	—
Total deposits(2)	$50,739,185	$50,725,706	$—	$50,725,706	$—
Federal funds purchased and securities sold under repurchase agreements	189,074	189,074	189,074	—	—
Securities sold short	3,496	3,496	3,496	—	—
Long-term debt	1,932,534	1,939,604	—	1,939,604	—
Mutual fund held in rabbi trusts	38,735	38,735	38,735	—	—
Derivative liabilities(3)	259,650	259,650	—	259,650	—

(1)    Synovus estimates the fair value of loans based on present value of the future cash flows using the interest rate that would be charged for a similar loan to a borrower with similar risk, adjusted for a discount based on the estimated time period to complete a sale transaction with a market participant.
(2)    The fair value of deposits with no stated maturity, such as non-interest-bearing demand, interest-bearing demand, money market, and savings accounts reflects the carrying amount which is payable on demand, as of the respective date, and may not align with other valuation methods or processes. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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
Synovus recorded no unrealized gains (losses) during the years ended December 31, 2024 and 2023 related to terminated cash flow hedges. Net unrealized gains (losses) of $(57.4) million, or $(43.4) million, after tax, in OCI were recorded during the year ended December 31, 2022 related to terminated cash flow hedges, which are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026. Synovus recognized pre-tax income (loss) of $(20.6) million, $(23.7) million, and $3.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to the amortization of terminated cash flow hedges.
As of December 31, 2024, Synovus expects to reclassify into earnings approximately $54 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next twelve months. Included in this amount is approximately $17 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of December 31, 2024, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the fourth quarter of 2029.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of December 31, 2024 and 2023, Synovus had recorded the right to reclaim cash collateral of $34.6 million and $69.7 million, respectively. As of December 31, 2024 and 2023, Synovus had recorded the obligation to return cash collateral of $4.6 million and $5.7 million, respectively.
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

	December 31, 2024			December 31, 2023
		Fair Value			Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4,350,000	$—	$13,003	$5,600,000	$—	$7,527
Total cash flow hedges		$—	$13,003		$—	$7,527

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,102,967	$168	$1,469	$2,563,504	$—	$12,891
Total fair value hedges		$168	$1,469		$—	$12,891
Total derivatives designated as hedging instruments		$168	$14,472		$—	$20,418

Derivatives not designated: as hedging instruments
Interest rate contracts	$14,653,252	$81,099	$201,847	$11,888,152	$94,208	$238,134
Mortgage derivatives - interest rate lock commitments	34,649	434	—	40,642	695	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	51,500	233	—	60,906	—	567
Risk participation agreements	924,267	—	6	732,682	—	3
Foreign exchange contracts	148,805	1,961	—	41,603	—	528
Visa derivative	—	—	64	—	—	589
Total derivatives not designated as hedging instruments		$83,727	$201,917		$94,903	$239,821

The following table presents the effect of hedging derivative instruments on the consolidated statements of income and the total amounts for the respective line item affected for the years ended December 31, 2024, 2023, and 2022.

	2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$2,769,778	$1,329,932	$109,657

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(139,041)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(139,041)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(21,777)	$(12,803)
Recognized on derivatives	—	11,224	1,777
Recognized on hedged items	—	(11,224)	(1,777)
Pre-tax income (loss) recognized on fair value hedges	$—	$(21,777)	$(12,803)

	2023
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$2,684,762	$1,026,755	$180,670

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(176,442)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(176,442)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(22,495)	$(16,358)
Recognized on derivatives	—	8,711	5,986
Recognized on hedged items	—	(8,711)	(5,986)
Pre-tax income (loss) recognized on fair value hedges	$—	$(22,495)	$(16,358)

	2022
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,806,060	$187,232	$79,402

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(24,057)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(24,057)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$1,516	$(322)
Recognized on derivatives	—	(24,227)	(19,348)
Recognized on hedged items	—	24,227	19,348
Pre-tax income (loss) recognized on fair value hedges	$—	$1,516	$(322)

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

	December 31, 2024			December 31, 2023
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,050,000)	$4,292	$—	$(2,013,504)	$(8,711)	$1,267
Long-term debt	(1,048,535)	11,585	9,809	(546,872)	(5,986)	9,638

During the year ended December 31, 2024, Synovus terminated a fair value hedge related to long-term debt with a carrying value of $198.4 million. During the year ended December 31, 2023, Synovus terminated fair value hedges related to interest-bearing deposits and long-term debt with carrying values of $150.0 million and $496.7 million, respectively. The remaining fair value basis adjustments on the terminated hedging relationships will be amortized into interest expense over the respective remaining terms.
The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		For The Years Ended December 31,
(in thousands)	Location in Consolidated Statements of Income	2024	2023	2022
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(459)	$395	$1,570
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(261)	345	(1,756)
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	799	(722)	277
Risk participation agreements	Capital markets income	(3)	—	33
Foreign exchange contracts	Capital markets income	2,490	(12)	(555)
Visa derivative	Other non-interest expense	(8,700)	(3,927)	(6,000)
Total derivatives not designated as hedging instruments		$(6,134)	$(3,921)	$(6,431)

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

The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At December 31, 2024, the reserve on unfunded commitments was $52.5 million, compared to a reserve of $57.2 million at December 31, 2023. Additionally, an immaterial amount of unearned fees relating to letters of credit is recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

	December 31,
(in thousands)	2024	2023
Letters of credit(1)	$340,385	$200,269
Commitments to fund commercial and industrial loans	9,956,797	10,313,880
Commitments to fund commercial real estate, construction, and land development loans	2,135,638	2,496,656
Commitments under home equity lines of credit	2,119,616	2,135,120
Unused credit card lines	446,800	453,303
Other loan commitments	621,659	654,396
Total letters of credit and unfunded lending commitments	$15,620,895	$16,253,624

Tax credits, CRA partnerships, and other investments with a future funding commitment:
Carrying amount included in other assets(2)	$672,803	$573,992
Permanent and short-term construction loans and letter of credit commitments(3)	205,855	205,659
Funded portion of permanent and short-term loans and letters of credit(4)	229,668	211,921

(1)    Represent the contractual amount net of risk participations purchased of approximately $16.8 million and $22.8 million at December 31, 2024 and 2023, respectively.
(2)    Future funding commitment amounts included in carrying amount within other liabilities of $358.5 million and $293.3 million at December 31, 2024 and 2023, respectively.
(3)    Represent the contractual amount net of risk participations of $16.0 million and $9.7 million at December 31, 2024 and 2023, respectively
(4)    Represent the contractual amount net of risk participations of $16.2 million and $4.0 million at December 31, 2024 and 2023, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the years ended December 31, 2024 and 2023, Synovus and the sponsored entities processed and settled $114.28 billion and $114.38 billion of transactions, respectively.
Beginning in August of 2023, one sponsored MPS experienced an unusual spike in chargebacks due to the bankruptcy of one of its merchants. Synovus agreed to advance funds to the MPS to cover chargebacks relating to this sponsored merchant, mitigating the additional risk contractually with an enhanced security interest in certain assets. As of December 31, 2023, Synovus had advanced $19.3 million to this MPS to cover these chargebacks but was fully repaid in the first quarter of 2024.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of December 31, 2024 are adequate.
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

Note 15 - Share-based Compensation and Other Employment Benefit Plans
General Description of Share-based Plans
Synovus has a long-term incentive plan under which the Compensation and Human Capital Committee of the Board of Directors has the authority to grant share-based awards to Synovus employees. The 2021 Omnibus Plan authorized 5.8 million common share equivalents available for grants. Any restricted share units that are forfeited and options that expire unexercised will again become available for issuance under the 2021 Omnibus Plan. At December 31, 2024, Synovus had a total of 3.3 million common share equivalents of its authorized but unissued common stock reserved for future grants under the 2021 Omnibus Plan.
Share-based Compensation Expense
Total share-based compensation expense recognized for 2024, 2023, and 2022 is presented in the following table by its classification within total non-interest expense.

	Years Ended December 31,
(in thousands)	2024	2023	2022
Salaries and other personnel expense	$30,625	$30,610	$26,751
Other operating expense	1,424	1,614	1,153
Total share-based compensation expense included in non-interest expense	$32,049	$32,224	$27,904

No share-based compensation costs have been capitalized for the years ended December 31, 2024, 2023, and 2022. As of December 31, 2024, total unrecognized compensation cost related to the unvested portion of share-based compensation arrangements involving shares of Synovus stock was $36.8 million. This cost is expected to be recognized over a weighted average remaining period of 1.79 years.
Stock Options
There were no stock option grants in 2024, 2023, or 2022.
A summary of stock option activity during the years ended December 31, 2024, 2023, and 2022 is presented below.

Stock Options
	2024		2023		2022
(in thousands, except per share data)	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price	Quantity	Weighted-Average Exercise Price
Outstanding at beginning of year	416	$31.13	1,113	$23.51	1,478	$22.71
Options exercised	(299)	30.35	(697)	18.97	(365)	20.27
Options forfeited/expired/canceled	—	—	—	—	—	—
Options outstanding at end of year	117	$33.14	416	$31.13	1,113	$23.51
Options exercisable at end of year	117	$33.14	416	$31.13	1,113	$23.51

The aggregate intrinsic value for both outstanding and exercisable stock options at December 31, 2024 was $2.1 million with a weighted average remaining contractual life of 1.47 years. The intrinsic value of stock options exercised during the years ended December 31, 2024, 2023, and 2022 was $4.8 million, $11.2 million, and $10.0 million, respectively.
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

	2024	2023	2022
Risk-free interest rate	4.39%	4.38%	2.87%
Expected stock price volatility	39.1	48.3	57.2
Simulation period	2.9 years	2.9 years	2.9 years

The stock price expected volatility was based on Synovus' annualized historical volatility. The Monte Carlo model estimates fair value based on 100,000 simulations of future share price using a theoretical model of stock price behavior.
Synovus granted performance share units, which included a market condition with respect to 50% of the award, to executive management during the years ended December 31, 2024, 2023, and 2022. The performance share units have a service-based vesting component, and the number of performance share units that will ultimately vest is based on plan-specific performance metrics.
A summary of restricted share units and performance share units outstanding and changes during the years ended December 31, 2024, 2023, and 2022 is presented below.

	Restricted Share Units		Performance Share Units
(in thousands, except per share data)	Quantity	Weighted-Average Grant Date Fair Value	Quantity	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2021	1,245	$37.00	522	$37.59
Granted	608	48.14	29	54.76
Vested	(571)	36.98	(45)	38.86
Forfeited	(58)	42.21	(34)	43.06
Outstanding at December 31, 2022	1,224	41.80	472	44.11
Granted	807	41.04	192	46.18
Vested	(654)	38.47	(170)	35.75
Forfeited	(84)	45.18	—	—
Outstanding at December 31, 2023	1,293	42.90	494	47.16
Granted	870	37.62	264	37.96
Vested	(601)	43.37	(290)	42.94
Forfeited	(80)	41.13	(4)	50.14
Outstanding at December 31, 2024	1,482	$40.15	464	$45.63

The total fair value of restricted share units vested during 2024, 2023, and 2022 was $22.7 million, $26.1 million, and $28.0 million, respectively. The total fair value of performance share units vested during 2024, 2023, and 2022 was $10.6 million, $7.4 million, and $2.2 million, respectively.
Other Employment Benefit Plans
For the years ended December 31, 2024, 2023, and 2022, Synovus provided a 100% matching contribution on the first 5% of eligible employee 401(k) contributions for a total annual contribution of $24.5 million, $25.2 million, and $23.0 million, respectively.
For the years ended December 31, 2024, 2023, and 2022, Synovus sponsored a stock purchase plan for directors and employees whereby Synovus made contributions equal to 15% of employee and director voluntary contributions, subject to certain maximum contribution limitations. The funds are used to purchase outstanding shares of Synovus common stock. Synovus recorded expense for contributions to these plans of $1.2 million in both 2024 and 2023 and $1.1 million in 2022.

Note 16 - Income Taxes
The components of income tax expense (benefit) included on the consolidated statements of income for the years ended December 31, 2024, 2023, and 2022 are presented below:

(in thousands)	2024	2023	2022
Current
Federal	$83,744	$107,445	$167,255
State	22,387	29,739	28,152
Total current income tax expense	106,131	137,184	195,407
Deferred
Federal	19,292	13,124	11,570
State	79	3,713	(702)
Total deferred income tax expense (benefit)	19,371	16,837	10,868
Total income tax expense	$125,502	$154,021	$206,275

Income tax expense as shown on the consolidated statements of income differed from the federal statutory rate for the years ended December 31, 2024, 2023, and 2022. A reconciliation of the differences is presented below:

	Years Ended December 31,
(dollars in thousands)	2024	2023	2022
Income tax expense at statutory federal income tax rate	$127,040	$146,194	$202,477
Increase (decrease) resulting from:
State income tax expense, net of federal income tax benefit	17,871	28,415	21,981
Tax credits and related benefits, net of amortization (as applicable)	(21,329)	(21,037)	(9,629)
Income not subject to tax	(11,857)	(10,477)	(9,346)
FDIC premiums	7,684	8,589	5,517
Executive compensation	2,965	3,575	2,152
Excess tax benefit from share-based compensation	98	(1,416)	(3,153)
Other, net	3,030	178	(3,724)
Total income tax expense	$125,502	$154,021	$206,275
Effective tax rate	20.7%	22.1%	21.4%

The components of the Company's deferred tax assets and liabilities at December 31, 2024 and 2023 are presented below:

(in thousands)	2024	2023
Deferred tax assets
Net unrealized losses on investment securities available for sale and cash flow hedges	$302,128	$348,712
Allowance for credit losses	131,373	130,205
Lease liability	111,089	120,534
Employee benefits and deferred compensation	47,642	40,601
Net operating loss carryforwards	32,511	32,126
Tax credit carryforwards	14,143	15,532
FDIC special assessment	9,087	12,058
Unrealized losses on fair value hedges	4,252	7,480
Non-performing loan interest	7,923	5,877
Miscellaneous accrued expenses	4,948	5,659
Fair value of investment securities and loans	1	1,422
Other	8,167	7,423
Total gross deferred tax assets	673,264	727,629
Less valuation allowance	(27,483)	(26,184)
Total deferred tax assets	645,781	701,445
Deferred tax liabilities
Right-of-use asset	(104,190)	(114,529)
Purchase accounting intangibles	(22,535)	(23,276)
Excess tax over financial statement depreciation	(13,685)	(20,457)
Deferred loan costs	(16,293)	(16,810)
Unrealized gain on hedged liabilities	(4,252)	(7,480)
Prepaid expense	(5,498)	(6,917)
Partnership investments	(2,995)	(1,980)
Other properties held for sale	(914)	(1,434)
Other	(4,899)	(1,660)
Total gross deferred tax liabilities	(175,261)	(194,543)
Net deferred tax asset	$470,520	$506,902

Synovus believes the realization of net deferred tax assets (after valuation allowance) at December 31, 2024 is more likely than not based on its history of cumulative profitability as well as expectations of future taxable income, including reversals of taxable temporary differences, in the jurisdictions in which it operates.
Synovus expects that a portion of its $32.5 million of federal and state NOLs as well as a portion of the $14.1 million of federal and state tax credit carryforwards, which have carryforward periods ending in tax years 2025 through 2044, will not be realized before their carryforward period lapses and the Company has accordingly established a valuation allowance in the amount of $27.5 million at December 31, 2024.
Federal and state NOLs and tax credit carryforwards as of December 31, 2024 are summarized in the following table on a tax effected basis.

Tax Carryforwards	As of December 31, 2024
(in thousands)	Expiration Dates	Deferred Tax Asset, Before Valuation Allowance	Valuation Allowance	Net Deferred Tax Asset Balance
Net operating losses - federal(1)	2027-2037	$25,482	$(20,749)	$4,733
Net operating losses - states(1)	2027-2044	7,030	(5,705)	1,325
Tax credits - federal	2034-2044	835	(460)	375
Tax credits - states(1)	2025-2032	13,307	(569)	12,738

(1)    Included in this balance are tax attributes that can be carried forward indefinitely and have no expiration date.

Synovus is subject to income taxation in the U.S. and various state and local taxing jurisdictions. Synovus is no longer subject to income tax examinations by the IRS for years before 2021. With limited exceptions, the Company is no longer subject to income tax examinations by state and local taxing authorities for years before 2020.
A reconciliation of the beginning and ending amount of unrecognized income tax benefits is as follows (unrecognized state income tax benefits are not adjusted for the federal income tax impact).

	Years Ended December 31,
(in thousands)	2024	2023	2022
Balance at January 1,	$22,312	$22,400	$25,104
Additions based on income tax positions related to current year	520	719	649
Additions for income tax positions of prior years(1)	39	186	247
Reductions for income tax positions of prior years	(209)	(122)	(1,215)
Statute of limitation expirations	(982)	(871)	(2,002)
Settlements	—	—	(383)
Balance at December 31,	$21,680	$22,312	$22,400

(1)    Includes deferred tax benefits that could reduce future tax liabilities.
Accrued interest and penalties related to unrecognized income tax benefits are recognized as a component of income tax expense, and totaled $5.7 million, $4.8 million, and $3.2 million as of December 31, 2024, 2023, and 2022, respectively. Unrecognized income tax benefits as of December 31, 2024, 2023, and 2022 that, if recognized, would affect the effective income tax rate totaled $22.9 million, $22.5 million and $20.9 million (net of the federal benefit on state income tax issues), respectively. However, based on ongoing correspondence with state taxing authorities subsequent to year-end, Synovus believes that $15.6 million of uncertain income tax positions will be settled and result in an increase in income tax expense of approximately $6 million in 2025.

Note 17 - Segment Reporting
Synovus' business segments are based on the products and services provided or the clients served and reflect the manner in which financial information is evaluated by the chief operating decision maker (CODM). Synovus' CODM is the Chief Executive Officer. The CODM primarily utilizes revenue and non-interest expense directly attributable to a respective segment as well as actual versus expected credit losses when assessing performance and allocating resources.
On April 1, 2023, Synovus updated its internal management reporting structure to transfer Capital Markets activities and related personnel from the Financial Management Services segment to the Wholesale Banking segment. Accordingly, its operating segment reporting structure was also updated. Synovus has four major reportable business segments: Wholesale Banking, Community Banking, Consumer Banking, and Financial Management Services. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions.
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
Functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, are included in Treasury and Corporate Other. In addition, certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment, such as Synovus' third-party consumer loans and loans held for sale, commercial card, and CIB, as well as certain reconciling items in order to translate segment results that are based on management accounting practices into consolidated results are also included in Treasury and Corporate Other.
Synovus uses a centralized FTP methodology to attribute appropriate net interest income to its business segments. The intent of the FTP methodology is to transfer interest rate risk from the business segments by providing matched duration funding of assets and liabilities. The result is to centralize the financial impact, management, and reporting of interest rate risk in the Treasury and Corporate Other function, where it can be centrally monitored and managed. Treasury and Corporate Other charges (credits) an internal cost of funds for assets held in (or pays for funding provided by) each business segment. The process for determining FTP is based on a number of factors and assumptions, including prevailing market interest rates, the expected lives of various assets and liabilities, and the Company's broader funding profile.
Provision for (reversal of) credit losses is allocated to segments based on historical annualized expected loss rates attributable to the credit risk of loans managed by the segments during the period. By comparison, the consolidated provision for (reversal of) credit losses is determined based on the ACL model using methodologies described in Note 1 - Summary of Significant Accounting Policies in this Report with the difference between the consolidated provision for (reversal of) credit losses and the business segments' provision for (reversal of) credit losses reflected in Treasury Corporate and Other.
The following tables present certain financial information for each reportable business segment for the years ended December 31, 2024, 2023, and 2022 and as of December 31, 2024 and 2023. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Year Ended December 31, 2024
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)	$736,306	$398,382	$544,248	$101,139	$(30,498)	$1,749,577
Provision for (reversal of) credit losses	124,350	40,612	20,689	16,003	(64,969)	136,685
Net interest income after provision for credit losses	611,956	357,770	523,559	85,136	34,471	1,612,892
Service charges on deposit accounts	21,205	28,140	41,187	16	1,099	91,647
Fiduciary and asset management fees	—	—	—	79,828	—	79,828
Card fees	11	31,658	26,782	—	18,469	76,920
Brokerage revenue	—	—	—	84,881	—	84,881
Mortgage banking income	—	—	—	14,060	—	14,060
Capital markets income	24,521	6,843	23	573	12,098	44,058
Other non-interest revenue(1)	11,277	3,212	7,222	7,411	(180,912)	(151,790)
Total non-interest revenue	57,014	69,853	75,214	186,769	(149,246)	239,604
Salaries and other personnel expense	91,170	106,776	118,421	123,858	297,242	737,467
Other operating expense(2)	40,477	49,715	83,021	29,930	306,933	510,076
Total non-interest expense	131,647	156,491	201,442	153,788	604,175	1,247,543
Income (loss) before income taxes	$537,323	$271,132	$397,331	$118,117	$(718,950)	$604,953

(1) Treasury and Corporate Other includes net losses of $256.7 million primarily due to the strategic repositioning of the investment securities portfolio in the second quarter of 2024.
(2) Other operating expense for each reportable segment primarily includes:
a.Wholesale Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
b.Community Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
c.Consumer Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
d.Financial Management Services - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, FDIC insurance, and other regulatory fees.

	Year Ended December 31, 2023
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)	$806,399	$429,937	$614,338	$73,906	$(107,925)	$1,816,655
Provision for credit losses	114,886	38,435	19,848	14,386	1,524	189,079
Net interest income after provision for credit losses	691,513	391,502	594,490	59,520	(109,449)	1,627,576
Service charges on deposit accounts	17,774	26,291	45,090	17	924	90,096
Fiduciary and asset management fees	—	—	—	78,077	—	78,077
Card fees	10	24,811	28,122	—	19,414	72,357
Brokerage revenue	—	—	—	90,004	—	90,004
Mortgage banking income	—	—	—	15,157	—	15,157
Capital markets income	22,257	2,863	9	5,934	7,982	39,045
Other non-interest revenue(1)	11,877	15,407	6,650	5,997	(20,657)	19,274
Total non-interest revenue	51,918	69,372	79,871	195,186	7,663	404,010
Salaries and other personnel expense	97,275	100,293	115,490	131,846	283,474	728,378
Other operating expense(2)(3)	65,299	45,533	89,037	34,914	372,263	607,046
Total non-interest expense	162,574	145,826	204,527	166,760	655,737	1,335,424
Income (loss) before income taxes	$580,857	$315,048	$469,834	$87,946	$(757,523)	$696,162

(1) Treasury and Corporate Other includes net losses of $76.7 million primarily due to the strategic repositioning of the investment securities portfolio in the fourth quarter of 2023.
(2) Other operating expense for each reportable segment primarily includes:
a.Wholesale Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, FDIC insurance and other regulatory fees, and a $28.0 million loss on other loans held for sale for the $1.17 billion medical office buildings loans sale.
b.Community Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
c.Consumer Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
d.Financial Management Services - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, FDIC insurance, and other regulatory fees.
(3) Treasury and Corporate Other includes a $51.0 million expense as a result of an FDIC special assessment charge to certain banks to cover losses incurred by the Deposit Insurance Fund (DIF) due to bank failures in the first half of 2023. In addition, a $22.1 million loss on other loans held for sale was recorded in Treasury and Corporate Other for the $421.7 million third-party consumer loans sale in 2023.

	Year Ended December 31, 2022
(in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)(1)	$691,535	$412,660	$465,840	$69,539	$157,326	$1,796,900
Provision for (reversal of) credit losses	76,009	41,214	21,140	13,613	(67,423)	84,553
Net interest income after provision for credit losses	615,526	371,446	444,700	55,926	224,749	1,712,347
Service charges on deposit accounts	14,744	26,216	51,073	63	971	93,067
Fiduciary and asset management fees	—	—	—	78,414	—	78,414
Card fees	9	16,529	27,945	—	17,350	61,833
Brokerage revenue	—	—	—	72,605	—	72,605
Mortgage banking income	—	—	—	17,476	—	17,476
Capital markets income	11,938	5,738	—	9,069	9,541	36,286
Other non-interest revenue	12,571	1,594	7,552	5,234	22,704	49,655
Total non-interest revenue	39,262	50,077	86,570	182,861	50,566	409,336
Salaries and other personnel expense	87,874	88,149	104,987	138,646	262,054	681,710
Other operating expense(2)	29,757	39,702	92,375	32,008	281,954	475,796
Total non-interest expense	117,631	127,851	197,362	170,654	544,008	1,157,506
Income (loss) before income taxes	$537,157	$293,672	$333,908	$68,133	$(268,693)	$964,177

(1) Treasury and Corporate Other includes PPP fees of $12.6 million.
(2) Other operating expense for each reportable segment primarily includes:
a.Wholesale Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
b.Community Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
c.Consumer Banking - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
d.Financial Management Services - net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance, and other regulatory fees.

	December 31, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$24,677,119	$7,921,182	$2,776,305	$5,263,474	$1,970,948	$42,609,028
Deposits	$15,207,166	$10,877,394	$18,365,142	$1,109,270	$5,536,387	$51,095,359
Full-time equivalent employees	336	533	1,475	565	1,787	4,696

	December 31, 2023
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,506,870	$7,966,794	$2,825,411	$5,374,280	$1,731,135	$43,404,490
Deposits(1)	$13,847,833	$10,198,357	$18,698,298	$1,488,090	$6,506,607	$50,739,185
Full-time equivalent employees	334	576	1,522	604	1,762	4,798

(1) During the fourth quarter of 2023, $1.30 billion in deposits previously reported in Treasury and Corporate Other were transferred to align with the management of the client relationships within the Financial Management Services segment.
Note 18 - Condensed Financial Information of Synovus Financial Corp. (Parent Company only)

Condensed Balance Sheets
	December 31,
(in thousands)	2024	2023
Assets
Cash due from bank subsidiary	$859,336	$573,761
Funds due from other depository institutions	1,201	4,839
Total cash, cash equivalents, and restricted cash	860,537	578,600
Investment in consolidated bank subsidiary, at equity	5,177,551	4,947,888
Investment in consolidated non-bank subsidiaries, at equity	140,793	114,932
Note receivable from bank subsidiary	200,000	100,000
Other assets	28,106	25,943
Total assets	$6,406,987	$5,767,363
Liabilities and Shareholders' Equity
Liabilities:
Long-term debt	$1,046,950	$552,703
Other liabilities	115,480	94,667
Total liabilities	1,162,430	647,370
Shareholders’ equity:
Preferred stock	537,145	537,145
Common stock	172,186	171,360
Additional paid-in capital	3,986,729	3,955,819
Treasury stock	(1,216,827)	(944,484)
Accumulated other comprehensive income (loss), net	(970,765)	(1,117,073)
Retained earnings	2,736,089	2,517,226
Total shareholders’ equity	5,244,557	5,119,993
Total liabilities and shareholders’ equity	$6,406,987	$5,767,363

Condensed Statements of Income
	Years Ended December 31,
(in thousands)	2024	2023	2022
Income
Cash dividends received from subsidiaries	$450,000	$435,000	$350,000
Interest income	6,175	6,129	1,841
Other income (loss)	167	(101)	(7,203)
Total income	456,342	441,028	344,638
Expense
Interest expense	49,424	36,849	34,154
Other expense	19,179	12,494	17,804
Total expense	68,603	49,343	51,958
Income before income taxes and equity in undistributed income of subsidiaries	387,739	391,685	292,680
Allocated income tax benefit	(13,287)	(10,026)	(16,667)
Income before equity in undistributed income of subsidiaries	401,026	401,711	309,347
Equity in undistributed income (loss) of subsidiaries	81,434	141,994	448,555
Net income	482,460	543,705	757,902
Dividends on preferred stock	42,903	35,950	33,163
Net income available to common shareholders	$439,557	$507,755	$724,739

Condensed Statements of Comprehensive Income
	Years Ended December 31,
	2024	2023	2022
(in thousands)	Net of Tax Amount	Net of Tax Amount	Net of Tax Amount
Net income	$482,460	$543,705	$757,902
Other comprehensive gain (loss) of bank subsidiary	146,308	325,044	(1,359,796)
Other comprehensive income (loss)	146,308	325,044	(1,359,796)
Comprehensive income (loss)	$628,768	$868,749	$(601,894)

Condensed Statements of Cash Flows
	Years Ended December 31,
(in thousands)	2024	2023	2022
Operating Activities
Net income	$482,460	$543,705	$757,902
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed (income) loss of subsidiaries	(81,434)	(141,994)	(448,555)
Deferred income tax expense (benefit)	1,090	433	143
Net increase (decrease) in other liabilities	17,071	4,849	3,233
Net (increase) decrease in other assets	(355)	(4,676)	8,022
Other, net	1,111	1,616	825
Net cash provided by (used in) operating activities	419,943	403,933	321,570
Investing Activities
Advance of long-term note receivable due from bank subsidiary	(100,000)	—	—
Increase in other investments	(1,630)	(774)	(1,027)
Net cash provided by (used in) investing activities	(101,630)	(774)	(1,027)
Financing Activities
Dividends paid to common and preferred shareholders	(260,824)	(252,011)	(229,311)
Repurchase of common stock	(272,343)	—	(12,987)
Repayments and redemption of long-term debt	—	(97,033)	(300,000)
Proceeds from issuance of long-term debt, net	496,791	—	347,892
Net cash provided by (used in) financing activities	(36,376)	(349,044)	(194,406)
Increase (decrease) in cash, cash equivalents, and restricted cash	281,937	54,115	126,137
Cash, cash equivalents, and restricted cash at beginning of year	578,600	524,485	398,348
Cash, cash equivalents, and restricted cash at end of year	$860,537	$578,600	$524,485

See accompanying notes to the audited consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
NONE.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, Synovus' disclosure controls and procedures were effective.
Synovus regularly engages in productivity and efficiency initiatives to streamline operations, reduce expenses, and increase revenue. Additionally, investment in new and updated information technology systems has enhanced information gathering and processing capabilities, and allowed management to operate in a more centralized environment for critical processing and monitoring functions. Management of Synovus is responsible for identifying, documenting, and evaluating the adequacy of the design and operation of the controls implemented during each process change described above. There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting. Management of Synovus is responsible for establishing and maintaining effective internal control over financial reporting for Synovus Financial Corp. and its subsidiaries (“we” and “our”), as that term is defined in Exchange Act Rules 13a-15(f). Synovus conducted an evaluation of the effectiveness of our internal control over Synovus' financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting is effective as of December 31, 2024.
KPMG LLP, an independent registered public accounting firm, has audited the consolidated financial statements included in this Annual Report and has issued a report on the effectiveness of our internal control over financial reporting, and this report is included in "Part II - Item 8. Financial Statements and Supplementary Data" of this Report.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2024 covered by this Report that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin S. Blair	/s/ Andrew J. Gregory, Jr.
Kevin S. Blair	Andrew J. Gregory, Jr.
Chairman of the Board, Chief Executive Officer, and President	Executive Vice President and Chief Financial Officer
February 21, 2025	February 21, 2025
ITEM 9B. OTHER INFORMATION
None of our directors or officers, as defined under Rule 16a-1(f) of the Securities Exchange Act of 1934, adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as defined under Item 408 of Regulation S-K, during the last fiscal quarter ended December 31, 2024.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
NOT APPLICABLE.

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information included under the following captions in our Proxy Statement is incorporated in this document by reference:
•“PROPOSALS TO BE VOTED ON” - “PROPOSAL 1: ELECTION OF DIRECTORS”;
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
We have an Insider Trading Policy that governs the purchase, sale, and/or other disposition of the Company's securities that applies to all directors, officers, employees, certain other covered persons, and the Company itself. Synovus believes that our insider trading policy and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to the Company. A copy of Synovus' insider trading policy is filed as Exhibit 19 to this Report.
Because our common stock is listed on the NYSE, our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of April 29, 2024. In addition, we have filed, as exhibits to this Annual Report, the certifications of our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002.
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
Consolidated Balance Sheets as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years ended December 31, 2024, 2023, and 2022
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for the Years Ended December 31, 2024, 2023, and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
Notes to Consolidated Financial Statements
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

4.1
Specimen physical stock certificate of Synovus, incorporated by reference to Exhibit 4.1 to Synovus' Quarterly Report on Form 10-Q for the period ended September 30, 2024, as filed with SEC on November 4, 2024.

4.2
Specimen stock certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series D, incorporated by reference to Exhibit 4.2 of Synovus' Quarterly Report on Form 10-Q for the period ended September 30, 2024, as filed with SEC on November 4, 2024.

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

4.10	4.000% Fixed-to-Fixed Rate Subordinated Bank Note, incorporated by reference to Exhibit 4.1 of Synovus' Current Report on Form 8-K dated October 29, 2020, as filed with the SEC on October 29, 2020.

4.11	5.200% Senior Note due 2025, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated August 11, 2022, as filed with the SEC on August 11, 2022.

4.12	5.625% Senior Bank Notes due 2028, incorporated by reference to Exhibit 4.1 of Synovus’ Current Report on Form 8-K dated February 16, 2023, as filed with the SEC on February 16, 2023.

Exhibit Number	Description
4.13	6.168% Fixed Rate/Floating Rate Senior Note due 2030, incorporated by reference to Exhibit 4.2 of Synovus' Current Report on Form 8-K dated October 29, 2024, as filed with the SEC on November 1, 2024.

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

10.8
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated February 11, 2016, as filed with the SEC on February 18, 2016.*

10.9
Form of Revised Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2013 Omnibus Plan, incorporated by reference to Exhibit 10.35 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on February 28, 2018.*

10.10	Bond Street Holdings, LLC 2013 Stock Incentive Plan, incorporated by reference to Exhibit 10.2 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.11	FCB 2016 Stock Incentive Plan, incorporated by reference to Exhibit A of the FCB Proxy Statement for the 2016 Annual Meeting of Stockholders on Schedule 14A, as filed with the SEC on April 5, 2016.*

10.12	First Amendment to the FCB 2016 Stock Incentive Plan, incorporated by reference to Item 8.01 of FCB's Current Report on Form 8-K dated May 5, 2016, as filed with the SEC on May 5, 2016.*

10.13	Form of Incentive Stock Option Grant Agreement, incorporated by reference to Exhibit 10.3 of FCB's Registration Statement on Form S-1 (No. 333-196935), as filed with the SEC on June 20, 2014.*

10.14
Form of Indemnification Agreement for directors and executive officers of Synovus, incorporated by reference to Exhibit 10.1 of Synovus' Current Report on Form 8-K dated July 26, 2007, as filed with the SEC on July 26, 2007.*

Exhibit Number	Description
10.15
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, as filed with the SEC on August 8, 2008.*

10.16
Form of Change of Control Agreement for executive officers, incorporated by reference to Exhibit 10.17 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC on February 28, 2014.*

10.17
Synovus Financial Corp. Amended and Restated Discretionary Clawback Policy, incorporated by reference to Exhibit 10.30 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on February 28, 2019.*

10.18
Form of Confidentiality and Nonsolicitation Agreement for executive officers of Synovus, incorporated by reference to Exhibit 10.43 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 2, 2020.*

10.19
Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.2 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.20
Amendment No. 1 to the Synovus Financial Corp. 2021 Omnibus Plan dated October 23, 2023, incorporated by reference to Exhibit 10.34 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on February 23, 2024.*

10.21
Synovus Financial Corp. 2021 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.3 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.22
Amendment No. 1 to the Synovus Financial Corp. 2021 Director Stock Purchase Plan, incorporated by reference to Exhibit 10.1 of Synovus' Quarterly Report on Form 10-Q for the period ended September 30, 2024, as filed with the SEC on November 4, 2024.*

10.23
Synovus Financial Corp. 2021 Employee Stock Purchase Plan, incorporated by reference to Exhibit 10.4 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.24
Form of Director Restricted Stock Unit Agreement for restricted stock awards to directors under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.5 of Synovus' Quarterly Report on Form 10-Q for the period ended March 31, 2021, as filed with the SEC on May 6, 2021.*

10.25
Form of Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.48 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.26
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.47 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 24, 2023.*

10.27
Form of Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.49 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

Exhibit Number	Description
10.28
Form of Performance Stock Unit Agreement for performance-based restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.50 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on February 25, 2022.*

10.29
Form of Revised Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.50 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on February 24, 2023.*

10.30
Form of Revised Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.43 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 23, 2024.*

10.31
Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan, incorporated by reference to Exhibit 10.44 of Synovus' Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the SEC on February 23, 2024.*

10.32	Form of Revised Restricted Stock Unit Agreement for restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

10.33	Form of Revised Cash-Settled Restricted Stock Unit Agreement for cash-settled restricted stock awards under the Synovus Financial Corp. 2021 Omnibus Plan.*

14	Code of Business Conduct and Ethics, incorporated by reference to Exhibit 14 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on February 23, 2024.

19	Synovus Financial Corp. Insider Trading Policy.

21.1	Subsidiaries of Synovus Financial Corp.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Powers of Attorney contained on the signature pages of this 2024 Annual Report on Form 10-K and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Synovus Financial Corp. Mandatory Clawback Policy, incorporated by reference to Exhibit 97 of Synovus' Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on February 23, 2024.*

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

SYNOVUS FINANCIAL CORP.

Date:	February 21, 2025	By:	/s/ Kevin S. Blair
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

Signature	Title	Date

/s/ Kevin S. Blair	Chairman of the Board, Chief Executive Officer, and President	February 21, 2025
Kevin S. Blair	(Principal Executive Officer)

/s/ Andrew J. Gregory, Jr.	Executive Vice President and Chief Financial Officer	February 21, 2025
Andrew J. Gregory, Jr.	(Principal Financial Officer)

/s/ Jill K. Hurley	Chief Accounting Officer and Controller	February 21, 2025
Jill K. Hurley	(Principal Accounting Officer)

/s/ Stacy Apter	Director	February 21, 2025
Stacy Apter

/s/ Tim. E. Bentsen	Director	February 21, 2025
Tim E. Bentsen

/s/ Pedro Cherry	Director	February 21, 2025
Pedro Cherry

Signature	Title	Date

/s/ John H. Irby	Director	February 21, 2025
John H. Irby

/s/ Gregory Montana	Director	February 21, 2025
Gregory Montana

/s/ Diana M. Murphy	Director	February 21, 2025
Diana M. Murphy

/s/ Harris Pastides	Director	February 21, 2025
Harris Pastides

/s/ John Stallworth	Director	February 21, 2025
John Stallworth

/s/ Barry L. Storey	Director	February 21, 2025
Barry L. Storey

/s/ Alexandra Villoch	Director	February 21, 2025
Alexandra Villoch

/s/ Teresa White	Director	February 21, 2025
Teresa White