Form 10-Q
period 2025-03-31
SYNOVUS FINANCIAL CORP
filed 2025-05-02
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of April 28, 2025, 139,013,028 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
Parent Company – Synovus Financial Corp.
PPNR – Pre-provision net revenue
Qualpay – Qualpay, Inc.
Report – This Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2025
SBA – Small Business Administration
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
ii

Synovus – Synovus Financial Corp.
Synovus Bank – A Georgia state-chartered bank and wholly-owned subsidiary of Synovus, through which Synovus conducts its banking operations
Synovus' 2024 Form 10-K – Synovus' Annual Report on Form 10-K for the year ended December 31, 2024
Synovus Securities – Synovus Securities, Inc., a wholly-owned subsidiary of Synovus
Synovus Trust – Synovus Trust Company, N.A., a wholly-owned subsidiary of Synovus Bank
TE – Taxable equivalent
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,675,110	$2,977,667
Federal funds sold and securities purchased under resale agreements	31,123	16,320
Total cash, cash equivalents, and restricted cash	2,706,233	2,993,987
Investment securities held to maturity	2,546,741	2,581,469
Investment securities available for sale	7,840,385	7,551,018
Loans held for sale (includes $34,859 and $33,448 measured at fair value, respectively)	121,669	90,111
Loans, net of deferred fees and costs	42,648,738	42,609,028
Allowance for loan losses	(478,207)	(486,845)
Loans, net	42,170,531	42,122,183
Cash surrender value of bank-owned life insurance	1,148,075	1,139,988
Premises, equipment, and software, net	381,925	383,724
Goodwill	480,440	480,440
Other intangible assets, net	31,691	34,318
Other assets	2,911,431	2,856,406
Total assets	$60,339,121	$60,233,644
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$11,543,123	$11,596,119
Interest-bearing deposits	39,299,938	39,499,240
Total deposits	50,843,061	51,095,359
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	83,002	131,728
Long-term debt	2,096,918	1,733,109
Other liabilities	1,903,837	2,007,197
Total liabilities	54,926,818	54,967,393
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,142 shares; issued 172,659,603 and 172,185,507, respectively; outstanding 139,214,132 and 141,165,908, respectively	172,660	172,186
Additional paid-in capital	3,983,395	3,986,729
Treasury stock, at cost; 33,445,471 and 31,019,599 shares, respectively	(1,337,676)	(1,216,827)
Accumulated other comprehensive income (loss), net	(826,718)	(970,765)
Retained earnings	2,861,945	2,736,089
Total Synovus Financial Corp. shareholders' equity	5,390,751	5,244,557
Noncontrolling interest in subsidiary	21,552	21,694
Total equity	5,412,303	5,266,251
Total liabilities and equity	$60,339,121	$60,233,644

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Interest income:
Loans, including fees	$648,252	$691,715
Investment securities	93,352	71,906
Loans held for sale	757	578
Federal Reserve Bank balances	21,266	15,031
Other earning assets	3,138	3,480
Total interest income	766,765	782,710
Interest expense:
Deposits	282,325	332,666
Long-term debt	29,848	29,595
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	208	1,603
Total interest expense	312,381	363,864
Net interest income	454,384	418,846
Provision for (reversal of) credit losses	10,921	53,980
Net interest income after provision for (reversal of) credit losses	443,463	364,866
Non-interest revenue:
Service charges on deposit accounts	23,114	21,813
Fiduciary and asset management fees	19,917	19,013
Card fees	21,227	19,486
Brokerage revenue	20,359	22,707
Mortgage banking income	3,338	3,418
Capital markets income	6,941	6,627
Income from bank-owned life insurance	8,084	7,347
Other non-interest revenue	13,486	18,477
Total non-interest revenue	116,466	118,888
Non-interest expense:
Salaries and other personnel expense	185,510	188,521
Net occupancy, equipment, and software expense	48,652	46,808
Third-party processing and other services	21,874	20,258
Professional fees	9,779	7,631
FDIC insurance and other regulatory fees	8,544	23,819
Restructuring charges (reversals)	(1,292)	1,524
Other operating expense	34,967	34,180
Total non-interest expense	308,034	322,741
Income before income taxes	251,895	161,013
Income tax expense	57,023	36,943
Net income	194,872	124,070
Less: Net income (loss) attributable to noncontrolling interest	(142)	(437)
Net income attributable to Synovus Financial Corp.	195,014	124,507
Less: Preferred stock dividends	11,323	9,685
Net income available to common shareholders	$183,691	$114,822
Net income per common share, basic	$1.31	$0.78
Net income per common share, diluted	1.30	0.78
Weighted average common shares outstanding, basic	140,684	146,430
Weighted average common shares outstanding, diluted	141,775	147,122

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended March 31,
	2025			2024
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$251,895	$(57,023)	$194,872	$161,013	$(36,943)	$124,070
Unamortized holding (losses) gains on investment securities transferred to held to maturity:
Net unamortized unrealized holding gains (losses) on available for sale investment securities transferred to held to maturity during the period	—	—	—	—	—	—
Reclassification adjustment for the change in unamortized holding gains (losses) on held to maturity investment securities	16,498	(3,984)	12,514	—	—	—
Net change	16,498	(3,984)	12,514	—	—	—
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	133,089	(32,141)	100,948	(155,636)	37,586	(118,050)
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	—	—	—
Net change	133,089	(32,141)	100,948	(155,636)	37,586	(118,050)
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	21,821	(5,270)	16,551	(57,056)	13,779	(43,277)
Reclassification adjustment for realized (gains) losses included in net income	18,503	(4,469)	14,034	39,823	(9,617)	30,206
Net change	40,324	(9,739)	30,585	(17,233)	4,162	(13,071)
Total other comprehensive income (loss)	$189,911	$(45,864)	$144,047	$(172,869)	$41,748	$(131,121)
Comprehensive income (loss)			338,919			(7,051)
Less: comprehensive income (loss) attributable to noncontrolling interest			(142)			(437)
Comprehensive income (loss) attributable to Synovus Financial Corp.			$339,061			$(6,614)

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2024	$537,145	$172,186	$3,986,729	$(1,216,827)	$(970,765)	$2,736,089	21,694	$5,266,251
Net income (loss)	—	—	—	—	—	195,014	(142)	194,872
Other comprehensive income (loss), net of income taxes	—	—	—	—	144,047	—	—	144,047
Cash dividends declared on common stock - $0.39 per share	—	—	—	—	—	(54,721)	—	(54,721)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(11,323)	—	(11,323)
Repurchases of common stock including costs to repurchase	—	—	—	(120,849)	—	—	—	(120,849)
Restricted share unit vesting and taxes paid related to net share settlement	—	459	(12,309)	—	—	(3,114)	—	(14,964)
Stock options exercised, net	—	15	339	—	—	—	—	354
Share-based compensation expense	—	—	8,636	—	—	—	—	8,636
Balance at March 31, 2025	$537,145	$172,660	$3,983,395	$(1,337,676)	$(826,718)	$2,861,945	$21,552	$5,412,303

Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148
Net income (loss)	—	—	—	—	—	124,507	(437)	124,070
Other comprehensive income (loss), net of income taxes	—	—	—	—	(131,121)	—	—	(131,121)
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(55,639)	—	(55,639)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(9,685)	—	(9,685)
Repurchases of common stock including costs to repurchase	—	—	—	(30,015)	—	—	—	(30,015)
Restricted share unit vesting and taxes paid related to net share settlement	—	460	(8,492)	—	—	(2,392)	—	(10,424)
Stock options exercised, net	—	53	1,280	—	—	—	—	1,333
Share-based compensation expense	—	—	8,969	—	—	—	—	8,969
Balance at March 31, 2024	$537,145	$171,873	$3,957,576	$(974,499)	$(1,248,194)	$2,574,017	$23,718	$5,041,636

(1)    For the three months ended March 31, 2025, dividends per share were $0.50 for Series D and $0.52 for Series E Preferred Stock. For the three months ended March 31, 2024, dividends per share were $0.57 for Series D and $0.37 for Series E Preferred Stock.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
(in thousands)	2025	2024
Operating Activities
Net income	$194,872	$124,070
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	10,921	53,980
Depreciation, amortization, and accretion, net	11,543	17,854
Deferred income tax expense (benefit)	6,787	2,446
Originations of loans held for sale	(1,544,628)	(468,414)
Proceeds from sales and payments on loans held for sale	1,515,593	392,753
Gain on sales of loans held for sale, net	(2,523)	(2,419)
(Increase) decrease in other assets	(96,746)	(81,810)
Increase (decrease) in other liabilities	(50,058)	(22,298)
Share-based compensation expense	6,496	7,914
Net gain on sales of other real estate and other assets held for sale	(355)	—
Net cash provided by (used in) operating activities	51,902	24,076
Investing Activities
Proceeds from maturities and principal collections of investment securities held to maturity	49,571	—
Proceeds from maturities and principal collections of investment securities available for sale	125,397	196,020
Purchases of investment securities available for sale	(277,156)	(258,482)
Net proceeds from sales of loans	37	2,548
Net (increase) decrease in loans	(56,802)	28,830
Net (purchases) redemptions of Federal Home Loan Bank stock	(16,878)	(16,626)
Net (purchases) redemptions of Federal Reserve Bank stock	(287)	(12,144)
Net increase in premises, equipment and software	(8,158)	(18,490)
Proceeds from sales of other real estate and other assets held for sale	2,534	—
Net cash provided by (used in) investing activities	(181,742)	(78,344)
Financing Activities
Net increase (decrease) in deposits	(258,749)	(157,277)
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	(48,726)	(60,830)
Net increase (decrease) in other short-term borrowings	—	248,973
Proceeds from long-term debt, net	350,000	100,000
Dividends paid to common shareholders	(53,657)	(55,733)
Dividends paid to preferred shareholders	(11,323)	(9,685)
Repurchases of common stock	(120,849)	(30,015)
Issuances, net of taxes paid, under equity compensation plans	(14,610)	(9,091)
Net cash provided by (used in) financing activities	(157,914)	26,342
Increase (decrease) in cash and cash equivalents including restricted cash	(287,754)	(27,926)
Cash, cash equivalents, and restricted cash, at beginning of period	2,993,987	2,451,426
Cash, cash equivalents, and restricted cash at end of period	$2,706,233	$2,423,500

Supplemental Disclosures:
Income taxes paid	$30,303	$28,798
Interest paid	327,399	385,188
Non-cash Activities
Loans foreclosed and transferred to other real estate	403	21,210
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
The accompanying unaudited interim consolidated financial statements have been prepared in accordance with the instructions to the SEC Form 10-Q and Article 10 of Regulation S-X; therefore, they do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, comprehensive income (loss), and cash flows in conformity with GAAP. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the consolidated financial position and results of operations for the periods covered by this Report have been included. The accompanying unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes appearing in Synovus' 2024 Form 10-K.
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

Recent Accounting Pronouncements
The following table provides a brief description of accounting standards adopted in 2025 or recently issued and the estimated effect on the Company’s financial statements.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted)
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	Annual period beginning on January 1, 2025	The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all prior periods is permitted.	January 1, 2027	The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2027, and interim periods starting on January 1, 2028. The Company is currently evaluating the impact of the incremental expense information that will be required to be disclosed as well as the impact to the Form 10-K.

Note 2 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at March 31, 2025 and December 31, 2024 are summarized below.

	March 31, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,546,741	$52	$(12,578)	$2,534,215
Total investment securities held to maturity(1)	$2,546,741	$52	$(12,578)	$2,534,215

Investment securities available for sale:
U.S. Treasury securities	$1,217,554	$14,003	$—	$1,231,557
U.S. Government agency securities	29,993	—	(517)	29,476
Mortgage-backed securities issued by U.S. Government agencies	1,593,281	6,348	(103,826)	1,495,803
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,301,431	1,599	(217,562)	2,085,468
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	642,213	—	(94,843)	547,370
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,442,589	27,734	(28,625)	2,441,698
Corporate debt securities and other debt securities	9,135	—	(122)	9,013
Total investment securities available for sale(2)	$8,236,196	$49,684	$(445,495)	$7,840,385

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,581,469	$—	$(56,944)	$2,524,525
Total investment securities held to maturity(1)	$2,581,469	$—	$(56,944)	$2,524,525

Investment securities available for sale:
U.S. Treasury securities	$1,214,363	$3,203	$(4,824)	$1,212,742
U.S. Government agency securities	29,993	—	(830)	29,163
Mortgage-backed securities issued by U.S. Government agencies	1,583,331	848	(121,389)	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,294,700	250	(260,915)	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	657,453	—	(107,252)	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,290,968	4,724	(42,576)	2,253,116
Corporate debt securities and other debt securities	9,110	—	(139)	8,971
Total investment securities available for sale(2)	$8,079,918	$9,025	$(537,925)	$7,551,018

(1) The amounts reported exclude accrued interest receivable on investment securities HTM of $5.6 million and $5.7 million at March 31, 2025 and December 31, 2024, respectively, which are presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of investment securities HTM includes a discount of $(633.2) million and $(649.7) million at March 31, 2025 and December 31, 2024, respectively, related to the unamortized portion of unrealized losses on investment securities HTM.
(2) The amounts reported exclude accrued interest receivable on investment securities AFS of $30.8 million and $29.5 million at March 31, 2025 and December 31, 2024, respectively, which are presented as a component of other assets on the consolidated balance sheets.
At March 31, 2025, investment securities AFS and investment securities HTM with carrying values of $3.35 billion and $2.29 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

At December 31, 2024, investment securities AFS and investment securities HTM with a carrying value of $2.83 billion and $2.45 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024 are presented below.

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$29,476	$(517)	$29,476	$(517)
Mortgage-backed securities issued by U.S. Government agencies	314,940	(3,429)	575,753	(100,397)	890,693	(103,826)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	424,256	(5,563)	1,541,043	(211,999)	1,965,299	(217,562)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	29,426	(190)	517,944	(94,653)	547,370	(94,843)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	266,522	(1,781)	281,188	(26,844)	547,710	(28,625)
Corporate debt securities and other debt securities	—	—	9,013	(122)	9,013	(122)
Total	$1,035,144	$(10,963)	$2,954,417	$(434,532)	$3,989,561	$(445,495)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$716,367	$(4,824)	$—	$—	$716,367	$(4,824)
U.S. Government agency securities	—	—	29,163	(830)	29,163	(830)
Mortgage-backed securities issued by U.S. Government agencies	716,268	(8,431)	577,468	(112,958)	1,293,736	(121,389)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	456,887	(12,503)	1,542,618	(248,412)	1,999,505	(260,915)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	29,040	(820)	521,161	(106,432)	550,201	(107,252)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,060,903	(10,624)	276,850	(31,952)	1,337,753	(42,576)
Corporate debt securities and other debt securities	—	—	8,971	(139)	8,971	(139)
Total	$2,979,465	$(37,202)	$2,956,231	$(500,723)	$5,935,696	$(537,925)

As of March 31, 2025, Synovus had 35 investment securities AFS in a loss position for less than 12 months and 209 investment securities AFS in a loss position for 12 months or longer. As of March 31, 2025, Synovus does not intend to sell investment securities AFS in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the AFS securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at March 31, 2025.
At March 31, 2025, no ACL was established for investment securities AFS. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
As of March 31, 2025, all investment securities HTM were rated investment grade or supported by U.S. government agencies and have no history of credit losses supporting the application of a zero-credit loss assumption and no allowance for credit losses.
The amortized cost and fair value by contractual maturity of investment securities HTM and investment securities AFS at March 31, 2025 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Investment securities HTM
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	$—	$—	$—	$2,546,741	$2,546,741
Fair value	—	—	—	2,534,215	2,534,215

Investment securities AFS
U.S. Treasury securities
Amortized cost	$101,250	$827,377	$288,927	$—	$1,217,554
Fair value	101,724	836,868	292,965	—	1,231,557
U.S. Government agency securities
Amortized cost	—	29,993	—	—	29,993
Fair value	—	29,476	—	—	29,476
Mortgage-backed securities issued by U.S. Government agencies
Amortized cost	—	39	3	1,593,239	1,593,281
Fair value	—	39	3	1,495,761	1,495,803
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	—	—	—	2,301,431	2,301,431
Fair value	—	—	—	2,085,468	2,085,468
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	16	8,219	633,978	642,213
Fair value	—	15	8,029	539,326	547,370
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises
Amortized cost	9,605	1,443,431	972,627	16,926	2,442,589
Fair value	9,468	1,440,969	976,594	14,667	2,441,698
Corporate debt securities and other debt securities
Amortized cost	—	9,135	—	—	9,135
Fair value	—	9,013	—	—	9,013

Synovus did not sell any investment securities AFS and therefore had no gross gains and no gross losses for the three months ended March 31, 2025 and 2024.

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of March 31, 2025 and December 31, 2024.

	March 31, 2025
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,471,969	$12,271	$1,902	$14,173	$103,206	$22,364	$14,611,712
Owner-occupied	7,640,984	5,502	36,915	42,417	10,614	7,612	7,701,627
Total commercial and industrial	22,112,953	17,773	38,817	56,590	113,820	29,976	22,313,339
Investment properties	11,197,739	1,858	228	2,086	66,076	—	11,265,901
1-4 family properties	510,077	784	—	784	2,577	—	513,438
Land and development	290,808	—	—	—	1,411	—	292,219
Total commercial real estate	11,998,624	2,642	228	2,870	70,064	—	12,071,558
Consumer mortgages	5,212,156	8,490	—	8,490	47,223	1,636	5,269,505
Home equity	1,808,427	12,357	99	12,456	18,120	182	1,839,185
Credit cards	175,030	1,750	1,742	3,492	—	—	178,522
Other consumer loans	961,426	9,595	—	9,595	5,608	—	976,629
Total consumer	8,157,039	32,192	1,841	34,033	70,951	1,818	8,263,841
Loans, net of deferred fees and costs(1)(2)	$42,268,616	$52,607	$40,886	$93,493	$254,835	$31,794	$42,648,738

	December 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,352,839	$12,947	$10,332	$23,279	$98,145	$24,729	$14,498,992
Owner-occupied	7,754,052	7,700	36,005	43,705	21,119	13,261	7,832,137
Total commercial and industrial	22,106,891	20,647	46,337	66,984	119,264	37,990	22,331,129
Investment properties	11,105,168	2,006	—	2,006	74,030	—	11,181,204
1-4 family properties	541,897	1,636	—	1,636	2,385	—	545,918
Land and development	284,793	1,113	202	1,315	1,389	—	287,497
Total commercial real estate	11,931,858	4,755	202	4,957	77,804	—	12,014,619
Consumer mortgages	5,228,580	9,362	—	9,362	50,834	—	5,288,776
Home equity	1,800,614	13,131	177	13,308	17,365	—	1,831,287
Credit cards	182,435	1,573	1,863	3,436	—	—	185,871
Other consumer loans	940,608	10,818	13	10,831	5,907	—	957,346
Total consumer	8,152,237	34,884	2,053	36,937	74,106	—	8,263,280
Loans, net of deferred fees and costs(1)(2)	$42,190,986	$60,286	$48,592	$108,878	$271,174	$37,990	$42,609,028

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $215.3 million and $217.1 million at March 31, 2025 and December 31, 2024, respectively, which is presented as a component of other assets on the consolidated balance sheets.
(2) Loans are presented net of deferred loan fees and costs totaling $32.6 million and $34.1 million at March 31, 2025 and December 31, 2024, respectively.
Pledged Loans
Loans with carrying values of $24.90 billion and $24.66 billion, respectively, were pledged as collateral for borrowings and capacity at March 31, 2025 and December 31, 2024, respectively, to the FHLB and Federal Reserve Bank.

Portfolio Segment Risk Factors
The risk characteristics and collateral information of each portfolio segment are as follows:
Commercial and Industrial Loans - The C&I loan portfolio is comprised of general middle market and commercial banking clients across a diverse set of industries, as well as certain specialized lending verticals including specialty finance, senior housing, and CIB. In accordance with Synovus' lending policy, each loan undergoes a detailed underwriting process, which incorporates uniform underwriting standards and oversight in proportion to the size and complexity of the lending relationship. These loans are generally secured by collateral such as business equipment, inventory, and real estate. Credit decisions on loans in the C&I portfolio are based on cash flow from the operations of the business as the primary source of repayment of the debt, with underlying real estate or other collateral being the secondary source of repayment.
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

The following table summarizes each loan portfolio class by risk grade and origination year as of March 31, 2025 and December 31, 2024 as required under CECL.

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$334,736	$1,111,284	$947,329	$705,620	$1,085,571	$2,175,795	$7,523,086	$64,032	$13,947,453
Special Mention	1,282	431	13,864	17,394	13,384	36,890	156,492	—	239,737
Substandard	13,454	21,960	14,114	59,139	11,206	56,208	236,002	—	412,083
Doubtful	—	—	—	—	5,911	934	4,895	—	11,740
Loss	—	—	—	—	—	—	699	—	699
Total commercial, financial and agricultural	349,472	1,133,675	975,307	782,153	1,116,072	2,269,827	7,921,174	64,032	14,611,712
Current YTD Period:
Gross charge-offs	—	100	309	300	538	1,021	4,820	—	7,088
Owner-occupied
Pass	169,162	719,097	927,899	1,449,030	1,131,661	2,380,680	587,398	—	7,364,927
Special Mention	—	1,093	2,419	48,327	26,479	22,987	—	—	101,305
Substandard	283	2,552	10,001	51,749	20,175	107,843	42,792	—	235,395
Total owner-occupied	169,445	722,742	940,319	1,549,106	1,178,315	2,511,510	630,190	—	7,701,627
Current YTD Period:
Gross charge-offs	—	—	—	11	—	3,255	—	—	3,266
Total commercial and industrial	518,917	1,856,417	1,915,626	2,331,259	2,294,387	4,781,337	8,551,364	64,032	22,313,339
Current YTD Period:
Gross charge-offs	$—	$100	$309	$311	$538	$4,276	$4,820	$—	$10,354
Investment properties
Pass	366,007	815,802	725,695	3,245,510	2,353,982	3,107,243	152,856	—	10,767,095
Special Mention	15,421	4,896	2,188	120,260	148,229	74,763	—	—	365,757
Substandard	448	—	1,680	6,447	77,068	17,355	—	—	102,998
Doubtful	—	—	—	—	30,046	—	—	—	30,046
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	381,876	820,698	729,563	3,372,217	2,609,325	3,199,366	152,856	—	11,265,901
Current YTD Period:
Gross charge-offs	—	—	—	—	9,424	—	—	—	9,424
1-4 family properties
Pass	41,171	134,661	71,215	88,490	79,289	72,449	16,329	—	503,604
Special Mention	359	—	—	695	—	245	—	—	1,299
Substandard	—	894	818	3,200	250	3,328	45	—	8,535
Total 1-4 family properties	41,530	135,555	72,033	92,385	79,539	76,022	16,374	—	513,438
Current YTD Period:
Gross charge-offs	—	—	1	—	—	—	—	—	1

	March 31, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	18,792	49,919	77,460	51,303	25,534	41,418	24,444	—	288,870
Special Mention	—	—	135	—	—	374	—	—	509
Substandard	—	—	1,911	18	48	863	—	—	2,840
Total land and development	18,792	49,919	79,506	51,321	25,582	42,655	24,444	—	292,219
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	442,198	1,006,172	881,102	3,515,923	2,714,446	3,318,043	193,674	—	12,071,558
Current YTD Period:
Gross charge-offs	$—	$—	$1	$—	$9,424	$—	$—	$—	$9,425
Consumer mortgages
Pass	103,663	453,616	662,938	654,938	926,791	2,401,406	25	—	5,203,377
Substandard	—	190	2,341	6,229	7,258	50,070	—	—	66,088
Loss	—	—	—	—	—	40	—	—	40
Total consumer mortgages	103,663	453,806	665,279	661,167	934,049	2,451,516	25	—	5,269,505
Current YTD Period:
Gross charge-offs	—	—	—	30	5	18	—	—	53
Home equity
Pass	—	—	—	—	—	—	1,400,710	416,516	1,817,226
Substandard	—	—	—	—	—	—	12,193	8,819	21,012
Loss	—	—	—	—	—	—	713	234	947
Total home equity	—	—	—	—	—	—	1,413,616	425,569	1,839,185
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	22	22
Credit cards
Pass	—	—	—	—	—	—	176,828	—	176,828
Substandard	—	—	—	—	—	—	579	—	579
Loss	—	—	—	—	—	—	1,115	—	1,115
Total credit cards	—	—	—	—	—	—	178,522	—	178,522
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	1,779	—	1,779
Other consumer loans
Pass	86,488	117,803	74,976	108,309	131,284	157,232	293,718	—	969,810
Substandard	—	474	1,024	1,342	2,428	1,477	63	—	6,808
Loss	—	—	—	—	—	—	11	—	11
Total other consumer loans	86,488	118,277	76,000	109,651	133,712	158,709	293,792	—	976,629
Current YTD Period:
Gross charge-offs	—	435	1,315	768	1,102	1,389	505	—	5,514
Total consumer	190,151	572,083	741,279	770,818	1,067,761	2,610,225	1,885,955	425,569	8,263,841
Current YTD Period:
Gross charge-offs	$—	$435	$1,315	$798	$1,107	$1,407	$2,284	$22	$7,368
Loans, net of deferred fees and costs	$1,151,266	$3,434,672	$3,538,007	$6,618,000	$6,076,594	$10,709,605	$10,630,993	$489,601	$42,648,738
Current YTD Period:
Gross charge-offs	$—	$535	$1,625	$1,109	$11,069	$5,683	$7,104	$22	$27,147

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,200,861	$1,001,989	$739,134	$1,195,316	$629,109	$1,586,291	$7,372,228	$81,796	$13,806,724
Special Mention	1,555	20,255	17,775	18,403	2,464	36,817	158,968	—	256,237
Substandard	20,920	12,397	59,487	14,694	39,482	17,028	258,070	493	422,571
Doubtful	—	—	—	5,911	—	1,869	5,145	—	12,925
Loss	—	—	—	—	—	—	535	—	535
Total commercial, financial and agricultural	1,223,336	1,034,641	816,396	1,234,324	671,055	1,642,005	7,794,946	82,289	14,498,992
Current YTD Period:
Gross charge-offs	7,696	16,499	3,786	8,787	997	4,413	53,736	—	95,914
Owner-occupied
Pass	691,899	981,593	1,468,946	1,220,421	872,744	1,621,387	619,519	—	7,476,509
Special Mention	1,099	2,466	65,733	5,397	34,244	12,621	—	—	121,560
Substandard	2,568	5,838	34,147	20,698	49,766	65,147	55,904	—	234,068
Total owner-occupied	695,566	989,897	1,568,826	1,246,516	956,754	1,699,155	675,423	—	7,832,137
Current YTD Period:
Gross charge-offs	—	76	543	304	1,567	17,558	3,426	—	23,474
Total commercial and industrial	1,918,902	2,024,538	2,385,222	2,480,840	1,627,809	3,341,160	8,470,369	82,289	22,331,129
Current YTD Period:
Gross charge-offs	$7,696	$16,575	$4,329	$9,091	$2,564	$21,971	$57,162	$—	$119,388
Investment properties
Pass	769,775	642,808	3,306,914	2,406,325	898,363	2,405,650	227,460	—	10,657,295
Special Mention	4,583	2,211	97,443	200,780	—	68,559	—	—	373,576
Substandard	—	1,689	10,093	83,795	1,466	13,884	—	—	110,927
Doubtful	—	—	—	39,401	—	—	—	—	39,401
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	774,358	646,708	3,414,450	2,730,301	899,829	2,488,098	227,460	—	11,181,204
Current YTD Period:
Gross charge-offs	—	—	527	4,752	—	4,602	—	—	9,881
1-4 family properties
Pass	159,008	79,094	95,050	81,630	28,845	53,167	40,133	—	536,927
Special Mention	—	—	1,060	663	169	1,300	—	—	3,192
Substandard	919	840	1,618	233	287	1,857	45	—	5,799
Total 1-4 family properties	159,927	79,934	97,728	82,526	29,301	56,324	40,178	—	545,918
Current YTD Period:
Gross charge-offs	—	103	—	—	—	143	—	—	246
Land and development
Pass	55,564	87,465	54,214	26,002	4,933	41,749	14,798	—	284,725
Special Mention	—	138	—	25	—	390	—	—	553
Substandard	—	1,347	—	—	153	719	—	—	2,219
Total land and development	55,564	88,950	54,214	26,027	5,086	42,858	14,798	—	287,497
Current YTD Period:
Gross charge-offs	—	—	—	—	35	22	—	—	57
Total commercial real estate	989,849	815,592	3,566,392	2,838,854	934,216	2,587,280	282,436	—	12,014,619
Current YTD Period:
Gross charge-offs	$—	$103	$527	$4,752	$35	$4,767	$—	$—	$10,184

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$457,176	$681,844	$670,652	$947,395	$1,119,610	$1,341,463	$25	$—	$5,218,165
Substandard	190	1,872	5,590	7,117	17,918	37,895	—	—	70,582
Loss	—	—	—	—	—	29	—	—	29
Total consumer mortgages	457,366	683,716	676,242	954,512	1,137,528	1,379,387	25	—	5,288,776
Current YTD Period:
Gross charge-offs	—	11	—	3	30	122	—	—	166
Home equity
Pass	—	—	—	—	—	—	1,386,370	424,891	1,811,261
Substandard	—	—	—	—	—	—	11,464	7,729	19,193
Loss	—	—	—	—	—	—	554	279	833
Total home equity	—	—	—	—	—	—	1,398,388	432,899	1,831,287
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	230	106	336
Credit cards
Pass	—	—	—	—	—	—	184,061	—	184,061
Substandard	—	—	—	—	—	—	701	—	701
Loss	—	—	—	—	—	—	1,109	—	1,109
Total credit cards	—	—	—	—	—	—	185,871	—	185,871
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,153	—	7,153
Other consumer loans
Pass	150,051	81,087	119,274	144,297	78,961	91,802	284,801	—	950,273
Substandard	310	1,046	1,298	2,692	1,132	524	59	—	7,061
Loss	—	—	—	—	—	—	12	—	12
Total other consumer loans	150,361	82,133	120,572	146,989	80,093	92,326	284,872	—	957,346
Current YTD Period:
Gross charge-offs	576	3,740	4,840	7,601	2,140	2,509	2,315	—	23,721
Total consumer	607,727	765,849	796,814	1,101,501	1,217,621	1,471,713	1,869,156	432,899	8,263,280
Current YTD Period:
Gross charge-offs	$576	$3,751	$4,840	$7,604	$2,170	$2,631	$9,698	$106	$31,376
Loans, net of deferred fees and costs	$3,516,478	$3,605,979	$6,748,428	$6,421,195	$3,779,646	$7,400,153	$10,621,961	$515,188	$42,609,028
Current YTD Period:
Gross charge-offs	$8,272	$20,429	$9,696	$21,447	$4,769	$29,369	$66,860	$106	$160,948

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three months ended March 31, 2025.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three months ended March 31, 2025 and 2024. During the three months ended March 31, 2025 and 2024, Synovus had no significant transfers to loans held for sale.

	As Of and For the Three Months Ended March 31, 2025
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2024	$210,525	$134,021	$142,299	$486,845
Charge-offs	(10,354)	(9,425)	(7,368)	(27,147)
Recoveries	2,970	51	2,760	5,781
Provision for (reversal of) loan losses	2,762	1,573	8,393	12,728
Ending balance at March 31, 2025	$205,903	$126,220	$146,084	$478,207

	As Of and For the Three Months Ended March 31, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(37,943)	(3,711)	(8,914)	(50,568)
Recoveries	3,288	767	2,157	6,212
Provision for (reversal of) loan losses	29,167	21,813	6,652	57,632
Ending balance at March 31, 2024	$213,482	$152,627	$126,552	$492,661

The ALL of $478.2 million and the reserve for unfunded commitments of $50.7 million, which is recorded in other liabilities, comprise the total ACL of $528.9 million at March 31, 2025. The ACL decreased $10.4 million compared to the December 31, 2024 ACL of $539.3 million, which consisted of the ALL of $486.8 million and a reserve for unfunded commitments of $52.5 million. The ACL to loans coverage ratio was 1.24% at March 31, 2025, compared to 1.27% at December 31, 2024. When compared to the year-end 2024 ACL, the March 31, 2025 ACL was characterized by improved credit performance, partially offset by increased economic uncertainty, including more heavily-weighted downside scenarios. The Company includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate. The March 31, 2025 and December 31, 2024 allowance included qualitative adjustments for higher risk portfolios such as C&I (which includes Leveraged Lending), CRE Office, and CRE Multi-family.
The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting stronger growth than the baseline, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At March 31, 2025, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.9% over the forecasted period at March 31, 2025, compared to 4.6% at December 31, 2024.
Financial Difficulty Modifications
When borrowers are experiencing financial difficulty, Synovus may make certain loan modifications as part of its loss mitigation strategies to maximize expected payment. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for additional information regarding accounting policies for FDMs.

The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Principal Forgiveness, Term Extension, and Payment Delay	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$695	$—	$—	$12,917	$13,612	0.1%
Total commercial and industrial	—	695	—	—	12,917	13,612	0.1
Consumer mortgages	—	—	5,249	—	—	5,249	0.1
Other consumer loans	42	501	38	14	—	595	0.1
Total consumer	42	501	5,287	14	—	5,844	0.1
Total FDMs	$42	$1,196	$5,287	$14	$12,917	$19,456	—%

	Three Months Ended March 31, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$1,374	$—	$8,142	$9,516	0.1%
Owner-occupied	—	198	—	—	198	—
Total commercial and industrial	—	1,572	—	8,142	9,714	—
Investment properties	—	2,244	—	—	2,244	—
Total commercial real estate	—	2,244	—	—	2,244	—
Consumer mortgages	123	—	210	—	333	—
Home equity	—	11	—	—	11	—
Other consumer loans	121	257	—	3	381	—
Total consumer	244	268	210	3	725	—
Total FDMs	$244	$4,084	$210	$8,145	$12,683	—%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Principal Forgiveness
Commercial, financial and agricultural	—%	2	12	$891
Consumer mortgages	—	—	6	—
Other consumer loans	2.4	104	6	—

	Three Months Ended March 31, 2024
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	—%	18	—
Owner-occupied	—	60	—
Investment properties	—	12	—
Consumer mortgages	2.3	—	7
Home equity	—	243	—
Other consumer loans	2.5	75	—

During the three months ended March 31, 2025, there were no material FDMs that subsequently defaulted. During the three months ended March 31, 2024, commercial, financial and agricultural loans of $71.6 million defaulted that were previously modified in the prior 12 months by receiving a term extension. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of March 31, 2025 and December 31, 2024, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.

Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following tables provide a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to March 31, 2025 and March 31, 2024, respectively.

	As of March 31, 2025
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$7,318	$2,577	$—	$13,046	$22,941
Owner-occupied	13,682	—	—	—	13,682
Total commercial and industrial	21,000	2,577	—	13,046	36,623
Investment properties	35,216	—	—	32,782	67,998
Total commercial real estate	35,216	—	—	32,782	67,998
Consumer mortgages	87	—	—	6,828	6,915
Other consumer loans	522	44	—	454	1,020
Total consumer	609	44	—	7,282	7,935
Total FDMs	$56,825	$2,621	$—	$53,110	$112,556

	As of March 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Non-accrual	Total
Commercial, financial and agricultural	$54,662	$79	$—	$79,810	$134,551
Owner-occupied	33,829	—	—	751	34,580
Total commercial and industrial	88,491	79	—	80,561	169,131
Investment properties	3,130	—	—	—	3,130
1-4 family properties	65	—	—	342	407
Land and development	1,117	—	—	—	1,117
Total commercial real estate	4,312	—	—	342	4,654
Consumer mortgages	1,230	187	—	1,370	2,787
Home equity	618	—	—	—	618
Other consumer loans	1,032	245	—	247	1,524
Total consumer	2,880	432	—	1,617	4,929
Total FDMs	$95,683	$511	$—	$82,520	$178,714

Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
On December 13, 2024 the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended March 31, 2025, Synovus repurchased 2.4 million shares of common stock at an average price of $49.41 per share via open market transactions.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2025 and 2024.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unamortized holding (losses) gains on AFS investment securities transferred to HTM	Net unrealized gains (losses) on investment securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at December 31, 2024	$(492,828)	$(411,413)	$(66,524)	$(970,765)
Other comprehensive income (loss) before reclassifications	—	100,948	16,551	117,499
Amounts reclassified from AOCI	12,514	—	14,034	26,548
Net current period other comprehensive income (loss)	12,514	100,948	30,585	144,047
Balance at March 31, 2025	$(480,314)	$(310,465)	$(35,939)	$(826,718)

Balance at December 31, 2023	$—	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	—	(118,050)	(43,277)	(161,327)
Amounts reclassified from AOCI	—	—	30,206	30,206
Net current period other comprehensive income (loss)	—	(118,050)	(13,071)	(131,121)
Balance at March 31, 2024	$—	$(1,116,309)	$(131,885)	$(1,248,194)

(1)    For March 31, 2025 and 2024, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $10.2 million and $11.6 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 5 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	March 31, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$6,991	$—	$—	$6,991	$—	$—	$—	$—
State and municipal securities	—	—	—	—	—	473	—	473
Asset-backed securities	—	19,556	—	19,556	—	9,240	—	9,240
Other investments	—	455	—	455	—	—	—	—
Total trading securities	$6,991	$20,011	$—	$27,002	$—	$9,713	$—	$9,713
Investment securities available for sale:
U.S. Treasury securities	$1,231,557	$—	$—	$1,231,557	$1,212,742	$—	$—	$1,212,742
U.S. Government agency securities	—	29,476	—	29,476	—	29,163	—	29,163
Mortgage-backed securities issued by U.S. Government agencies	—	1,495,803	—	1,495,803	—	1,462,790	—	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,085,468	—	2,085,468	—	2,034,035	—	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	547,370	—	547,370	—	550,201	—	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	2,441,698	—	2,441,698	—	2,253,116	—	2,253,116
Corporate debt securities and other debt securities	—	9,013	—	9,013	—	8,971	—	8,971
Total investment securities available for sale	$1,231,557	$6,608,828	$—	$7,840,385	$1,212,742	$6,338,276	$—	$7,551,018
Mortgage loans held for sale	$—	$34,859	$—	$34,859	$—	$33,448	$—	$33,448
Other investments	—	—	15,350	15,350	—	—	14,831	14,831
Mutual funds and mutual funds held in rabbi trusts	65,467	—	—	65,467	63,371	—	—	63,371
Derivative assets	—	78,379	—	78,379	—	83,895	—	83,895
Liabilities
Mutual funds held in rabbi trusts	50,188	—	—	50,188	48,351	—	—	48,351
Derivative liabilities(1)	—	167,547	—	167,547	—	216,325	—	216,325

(1)    Excludes from Level 3 the Visa derivative of $2.2 million and $64 thousand at March 31, 2025 and December 31, 2024, respectively. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.
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

Mortgage Loans Held for Sale
(in thousands)	As of March 31, 2025	As of December 31, 2024
Fair value	$34,859	$33,448
Unpaid principal balance	33,723	32,770
Fair value less aggregate unpaid principal balance	$1,136	$678

Changes in Fair Value Included in Net Income	Three Months Ended March 31,		Location in Consolidated Statements of Income
(in thousands)	2025	2024
Mortgage loans held for sale	$458	$(806)	Mortgage banking income

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2024 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three months ended March 31, 2025 and 2024, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended March 31, 2025
(in thousands)	Other Investments
Beginning balance at December 31, 2024	$14,831
Total gains (losses) realized/unrealized:
Included in earnings	(27)
Additions	546
Ending balance at March 31, 2025	$15,350
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at March 31, 2025	$(27)

Three Months Ended March 31, 2024
(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	(21)
Additions	576
Ending balance at March 31, 2024	$13,115
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains/(losses) relating to assets still held at March 31, 2024	$(21)

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	March 31, 2025			Fair Value Adjustments for the	Location in Consolidated Statements of Income
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended March 31, 2025
Loans(1)	$—	$—	$43,562	$14,400	Provision for (reversal of) credit losses

	March 31, 2024			Fair Value Adjustments for the	Location in Consolidated Statements of Income
	Level 1	Level 2	Level 3	Three Months Ended March 31, 2024
Loans(1)	$—	$—	$117,571	$15,328	Provision for (reversal of) credit losses

(1)    Collateral-dependent loans that were written down to fair value of collateral.
Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at March 31, 2025 and December 31, 2024. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2024 Form 10-K for a description of how fair value measurements are determined.

	March 31, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,706,233	$2,706,233	$2,706,233	$—	$—
Trading securities	27,002	27,002	6,991	20,011	—
Investment securities held to maturity	2,546,741	2,534,215	—	2,534,215	—
Investment securities available for sale	7,840,385	7,840,385	1,231,557	6,608,828	—
Loans held for sale	121,669	121,358	—	34,859	86,499
Other investments	15,350	15,350	—	—	15,350
Mutual funds and mutual funds held in rabbi trusts	65,467	65,467	65,467	—	—
Loans, net (1)	42,170,531	41,396,095	—	—	41,396,095
FRB and FHLB stock	181,539	181,539	—	181,539	—
Derivative assets	78,379	78,379	—	78,379	—
Financial liabilities
Non-interest-bearing deposits	$11,543,123	$11,543,123	$—	$11,543,123	$—
Non-time interest-bearing deposits	30,375,083	30,375,083	—	30,375,083	—
Time deposits	8,924,855	8,895,990	—	8,895,990	—
Total deposits (2)	$50,843,061	$50,814,196	$—	$50,814,196	$—
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	83,002	83,002	83,002	—	—
Long-term debt	2,096,918	2,109,707	—	2,109,707	—
Mutual funds held in rabbi trusts	50,188	50,188	50,188	—	—
Derivative liabilities(3)	167,547	167,547	—	167,547	—

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
(3)    Excludes from Level 3 the Visa derivative of $2.2 million at March 31, 2025. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.

	December 31, 2024
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,993,987	$2,993,987	$2,993,987	$—	$—
Trading securities	9,713	9,713	—	9,713	—
Investment securities held to maturity	2,581,469	2,524,525	—	2,524,525	—
Investment securities available for sale	7,551,018	7,551,018	1,212,742	6,338,276	—
Loans held for sale	90,111	89,901	—	33,448	56,453
Other investments	14,831	14,831	—	—	14,831
Mutual funds and mutual funds held in rabbi trusts	63,371	63,371	63,371	—	—
Loans, net (1)	42,122,183	41,014,425	—	—	41,014,425
FRB and FHLB stock	164,374	164,374	—	164,374	—
Derivative assets	83,895	83,895	—	83,895	—
Financial liabilities
Non-interest-bearing deposits	$11,596,119	$11,596,119	$—	$11,596,119	$—
Non-time interest-bearing deposits	29,883,378	29,883,378	—	29,883,378	—
Time deposits	9,615,862	9,587,417	—	9,587,417	—
Total deposits (2)	$51,095,359	$51,066,914	$—	$51,066,914	$—
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	131,728	131,728	131,728	—	—
Long-term debt	1,733,109	1,748,723	—	1,748,723	—
Mutual funds held in rabbi trusts	48,351	48,351	48,351	—	—
Derivative liabilities(3)	216,325	216,325	—	216,325	—

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
(3)    Excludes from Level 3 the Visa derivative of $64 thousand at December 31, 2024. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.

Note 6 - Derivative Instruments and Hedging Activities
Synovus utilizes derivative instruments to manage its exposure to various types of interest rate risk, exposures related to liquidity and credit risk, and to facilitate client transactions. The primary types of derivative instruments utilized by Synovus consist of interest rate swaps, interest rate lock commitments made to prospective mortgage loan clients, commitments to sell fixed-rate mortgage loans, and foreign currency exchange contracts. Interest rate lock commitments represent derivative instruments since it is intended that such loans will be sold. Synovus also provides foreign currency exchange services, primarily forward contracts, with counterparties to allow commercial clients to mitigate exchange rate risk. Synovus covers its risk by entering into an offsetting foreign currency exchange forward contract. Synovus enters into risk participation agreements with financial institution counterparties where we are either a participant or a lead bank so that the risk of default on the interest rate swaps is shared. Synovus either pays or receives a fee depending on the participation type. Synovus is party to master netting arrangements with its dealer counterparties; however, Synovus does not offset assets and liabilities under these arrangements for financial statement presentation purposes. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2024 Form 10-K for additional information regarding accounting policies for derivatives.
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
For cash flow hedges, gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive income (loss), net of the tax impact, and subsequently reclassified into earnings when the hedged transaction affects earnings with the impacts recorded in the same income statement line item used to present the earnings effect of the hedged item. When a cash flow hedge relationship is discontinued but the hedged cash flows, or forecasted transactions, are still expected to occur, gains or losses that were accumulated in OCI are amortized into earnings over the same periods in which the hedged transactions are still expected to affect earnings. If, however, it is probable the forecasted transactions will no longer occur, the remaining accumulated amounts in OCI for the impacted cash flow hedges are immediately recognized in earnings.
Synovus recorded no unrealized gains (losses) during the three months ended March 31, 2025 and 2024 related to terminated cash flow hedges. Synovus recognized pre-tax losses of $4.5 million and $5.6 million during the three months ended March 31, 2025 and 2024, respectively, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of March 31, 2025, Synovus expects to reclassify into earnings approximately $38 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next 12 months. Included in this amount is approximately $14 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of March 31, 2025, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the fourth quarter of 2029.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of March 31, 2025 and December 31, 2024, Synovus had recorded the right to reclaim cash collateral of $48.9 million and $34.6 million, respectively. As of March 31, 2025 and December 31, 2024, Synovus had recorded the obligation to return cash collateral of $4.6 million.
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

	March 31, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4,600,000	$—	$7,921	$4,350,000	$—	$13,003
Total cash flow hedges		$—	$7,921		$—	$13,003

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,252,967	$1,694	$—	$2,102,967	$168	$1,469
Total fair value hedges		$1,694	$—		$168	$1,469
Total derivatives designated as hedging instruments		$1,694	$7,921		$168	$14,472

Derivatives not designated as hedging instruments:
Interest rate contracts	$15,470,217	$75,512	$157,904	$14,653,252	$81,099	$201,847
Mortgage derivatives - interest rate lock commitments	61,774	1,173	—	34,649	434	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	69,500	—	305	51,500	233	—
Risk participation agreements	957,949	—	11	924,267	—	6
Foreign exchange contracts	155,466	—	1,406	148,805	1,961	—
Visa derivative	—	—	2,228	—	—	64
Total derivatives not designated as hedging instruments		$76,685	$161,854		$83,727	$201,917

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$648,252	$282,325	$29,848

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(18,503)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(18,503)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(2,794)	$(2,153)
Recognized on derivatives	—	6,451	11,789
Recognized on hedged items	—	(6,451)	(11,789)
Pre-tax income (loss) recognized on fair value hedges	$—	$(2,794)	$(2,153)

	Three Months Ended March 31, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$691,715	$332,666	$29,595

Gain/(loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(39,823)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(39,823)	$—	$—

Gain/(loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(6,238)	$(3,724)
Recognized on derivatives	—	(2,067)	(1,918)
Recognized on hedged items	—	2,067	1,918
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,238)	$(3,724)

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

	March 31, 2025			December 31, 2024
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,200,000)	$(2,159)	$—	$(1,050,000)	$4,292	$—
Long-term debt	(1,048,924)	(203)	8,444	(1,048,535)	11,585	9,809

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three months ended March 31, 2025 and 2024 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended March 31,
(in thousands)	Location in Consolidated Statements of Income	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$261	$(160)
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	739	400
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(538)	462
Risk participation agreements	Capital markets income	(5)	(1)
Foreign exchange contracts	Capital markets income	(3,368)	720
Visa derivative	Other non-interest expense	(2,200)	—
Total derivatives not designated as hedging instruments		$(5,111)	$1,421

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 7 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three months ended March 31, 2025 and 2024. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service as a condition of delivery of the underlying common stock.

	Three Months Ended March 31,
(in thousands, except per share data)	2025	2024
Basic Net Income Per Common Share:
Net income available to common shareholders	$183,691	$114,822
Weighted average common shares outstanding	140,684	146,430
Net income per common share, basic	$1.31	$0.78
Diluted Net Income Per Common Share:
Net income available to common shareholders	$183,691	$114,822
Weighted average common shares outstanding	140,684	146,430
Effect of dilutive outstanding equity-based awards	1,091	692
Weighted average diluted common shares	141,775	147,122
Net income per common share, diluted	$1.30	$0.78

For the three months ended March 31, 2025, there were no potentially dilutive shares and for the three months ended March 31, 2024, there were 21 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. These potentially dilutive shares were not included in the computation of diluted net income per common share because the effect would be anti-dilutive.
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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, the ACL for unfunded commitments was $50.7 million and $52.5 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	March 31, 2025	December 31, 2024
Letters of credit(1)	$335,690	$340,385
Commitments to fund commercial and industrial loans	10,054,576	9,956,797
Commitments to fund commercial real estate, construction, and land development loans	2,098,420	2,135,638
Commitments under home equity lines of credit	2,133,377	2,119,616
Unused credit card lines	445,301	446,800
Other loan commitments	630,203	621,659
Total letters of credit and unfunded lending commitments	$15,697,567	$15,620,895

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets(2)	$691,757	$672,803
Permanent and short-term construction loans and letter of credit unfunded commitments(3)	250,491	205,855
Funded portion of permanent and short-term loans and letters of credit(4)	202,883	229,668

(1)    Represents the contractual amount net of risk participations purchased of approximately $16.8 million for both March 31, 2025 and December 31, 2024.
(2)    Future funding commitment carrying amounts offset in other liabilities of $385.7 million and $358.5 million at March 31, 2025 and December 31, 2024, respectively.
(3)    Represents the contractual amount net of risk participations of $13.9 million and $16.0 million at March 31, 2025 and December 31, 2024, respectively.
(4)    Represents the contractual amount net of risk participations of $17.1 million and $16.2 million at March 31, 2025 and December 31, 2024, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three months ended March 31, 2025 and 2024, Synovus and the sponsored entities processed and settled $28.57 billion and $27.89 billion of transactions, respectively.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of March 31, 2025 are adequate.
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
Functional activities such as treasury, technology, operations, marketing, finance, enterprise risk, legal, human resources, corporate communications, executive management, among others, are included in Treasury and Corporate Other. In addition, certain assets, liabilities, revenue, and expense not allocated or attributable to a particular business segment, such as Synovus' third-party consumer loans, loans held for sale, commercial card, and CIB, as well as certain reconciling items in order to translate segment results that are based on management accounting practices into consolidated results are also included in Treasury and Corporate Other.
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
Provision for (reversal of) credit losses is allocated to segments based on historical annualized expected loss rates attributable to the credit risk of loans managed by the segments during the period. By comparison, the consolidated provision for (reversal of) credit losses is determined based on the ACL model using methodologies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K, with the difference between the consolidated provision for (reversal of) credit losses and the business segments' provision for (reversal of) credit losses reflected in Treasury Corporate and Other.
The following tables present certain financial information for each reportable business segment for the three months ended March 31, 2025 and 2024 and as of March 31, 2025 and December 31, 2024. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended March 31, 2025
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)	$178,465	$97,676	$129,658	$21,013	$27,572	$454,384
Provision for (reversal of) credit losses	31,925	10,714	5,399	4,075	(41,192)	10,921
Net interest income (expense) after provision for credit losses	146,540	86,962	124,259	16,938	68,764	443,463
Service charges on deposit accounts	5,658	7,338	10,083	4	31	23,114
Fiduciary and asset management fees	—	—	—	19,917	—	19,917
Card fees	3	10,269	6,383	—	4,572	21,227
Brokerage revenue	—	—	—	20,359	—	20,359
Mortgage banking income	—	—	—	3,338	—	3,338
Capital markets income	3,977	1,236	226	361	1,141	6,941
Other noninterest revenue	3,169	911	1,720	1,632	14,138	21,570
Total non-interest revenue	12,807	19,754	18,412	45,611	19,882	116,466
Salaries and other personnel expense	25,759	28,353	29,387	31,337	70,674	185,510
Other operating expense(1)	8,182	11,188	17,860	7,554	77,740	122,524
Total non-interest expense	33,941	39,541	47,247	38,891	148,414	308,034
Income (loss) before income taxes	$125,406	$67,175	$95,424	$23,658	$(59,768)	$251,895

	Three Months Ended March 31, 2024
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)	$183,666	$99,023	$138,627	$23,220	$(25,690)	$418,846
Provision for (reversal of) credit losses	29,170	9,548	5,043	3,796	6,423	53,980
Net interest income (expense) after provision for credit losses	154,496	89,475	133,584	19,424	(32,113)	364,866
Service charges on deposit accounts	5,135	6,613	9,952	4	109	21,813
Fiduciary and asset management fees	—	—	—	19,013	—	19,013
Card fees	3	8,210	6,140	—	5,133	19,486
Brokerage revenue	—	—	—	22,707	—	22,707
Mortgage banking income	—	—	—	3,418	—	3,418
Capital markets income	3,195	902	—	553	1,977	6,627
Other noninterest revenue	2,992	954	1,855	1,175	18,848	25,824
Total non-interest revenue	11,325	16,679	17,947	46,870	26,067	118,888
Salaries and other personnel expense	25,852	28,253	29,683	32,919	71,814	188,521
Other operating expense(1)	9,458	12,741	22,441	6,764	82,816	134,220
Total non-interest expense	35,310	40,994	52,124	39,683	154,630	322,741
Income (loss) before income taxes	$130,511	$65,160	$99,407	$26,611	$(160,676)	$161,013

(1) Other operating expense for each reportable segment primarily includes, net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.

	March 31, 2025
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$24,766,893	$7,909,624	$2,719,333	$5,241,567	$2,011,321	$42,648,738
Deposits	$14,864,688	$10,980,833	$18,206,523	$1,190,175	$5,600,842	$50,843,061
Full-time equivalent employees	345	541	1,484	560	1,790	4,720

	December 31, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$24,677,119	$7,921,182	$2,776,305	$5,263,474	$1,970,948	$42,609,028
Deposits	$15,207,166	$10,877,394	$18,365,142	$1,109,270	$5,536,387	$51,095,359
Full-time equivalent employees	336	533	1,475	565	1,787	4,696

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

(1)
an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations, and future growth, including that the strength of the current economic environment could be further weakened by recent trade policies and their impacts on us and our customers, persistent or rising inflation, interest rate fluctuations, changes in fiscal and monetary policy, and geopolitical uncertainty;

(2)
the impact of recent or proposed changes in fiscal, monetary and economic policy, laws, and regulations, or the interpretation or application thereof, and the uncertainty of future implementation and enforcement of these policies and regulations, including persistent inflationary pressures, potential interest rate fluctuations, supply chain issues, and potential changes to government policies related to immigration, trade, and government spending;

(3)
our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(4)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs and non-bank lenders;

(5)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(6)	prolonged periods of inflation and its effects on our business, profitability, and our stock price, as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);

(7)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(8)
the impact of adverse developments in the banking industry, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;

(9)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(10)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(11)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(12)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(13)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(14)	our current and future information technology system enhancements and operational initiatives, including those related to or involving artificial intelligence, may not be successfully implemented, which could negatively impact our operations;

(15)
our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(16)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(17)	our asset quality may deteriorate or our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(18)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, cybersecurity risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(19)	if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

(20)
our ability to identify and address cybersecurity risks such as data security breaches, malware, "denial of service" attacks, "hacking," and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption, or damage of our systems, increased costs, significant losses, or adverse effects to our reputation;

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

(23)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(24)	our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(25)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;

(26)	our ability to obtain regulatory approval to take certain actions, including any dividends on our common or preferred stock, any repurchases of our common or preferred stock, or any other issuance or redemption of any other regulatory capital instruments, as well as any applications in respect to strategic initiatives;

(27)	our concentrated operations in the Southeastern U.S. make us vulnerable to local economic conditions, local weather catastrophes, public health issues, and other external events;

(28)	the costs and effects of litigation, investigations, or similar matters, or adverse facts and developments related thereto;

(29)	the fluctuation in our stock price and general volatility in the stock market;

(30)	the effects of any damages to our reputation resulting from developments related to any of the items identified above; and

(31)	other factors and other information contained in this Report and in other reports and filings that we make with the SEC under the Exchange Act, including, without limitation, those found in "Part II - Item 1A. Risk Factors" of this Report.

For a discussion of these and other risks that may cause actual results to differ from expectations, refer to “Part I - Item 1A. Risk Factors” and other information contained in Synovus' 2024 Form 10-K and our other periodic filings, including quarterly reports on Form 10-Q and current reports on Form 8-K, that we file from time to time with the SEC. All written or oral forward-looking statements that are made by or are attributable to Synovus are expressly qualified by this cautionary notice. You should not place undue reliance on any forward-looking statements since those statements speak only as of the date on which the statements are made. Synovus undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of new information or unanticipated events, except as may otherwise be required by law.
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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 244 branches and 356 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee as of March 31, 2025.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three months ended March 31, 2025 compared to the same period in 2024 and financial condition as of March 31, 2025 compared to December 31, 2024. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2024 Form 10-K.
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

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024	Change
Net interest income	$454,384	$418,846	8%
Provision for (reversal of) credit losses	10,921	53,980	(80)
Non-interest revenue	116,466	118,888	(2)
Total revenue	570,850	537,734	6
Non-interest expense	308,034	322,741	(5)
Income before income taxes	251,895	161,013	56
Net income attributable to Synovus Financial Corp.	195,014	124,507	57
Net income available to common shareholders	183,691	114,822	60
Net income per common share, basic	1.31	0.78	68
Net income per common share, diluted	1.30	0.78	67
Net interest margin(1)	3.35	3.04	31	bps
Net charge-off ratio(1)	0.20	0.41	(21)
Return on average assets(1)	1.32	0.85	47
Return on average common equity(1)	15.48	10.17	nm
Efficiency ratio (TE)	53.81	59.87	nm
(1)    Annualized

	March 31, 2025	December 31, 2024	Sequential Quarter Change		March 31, 2024	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$42,648,738	$42,609,028	$39,710		$43,309,877	$(661,139)
Total average loans, quarter	42,506,387	42,536,754	(30,367)		43,377,902	(871,515)
Total deposits	50,843,061	51,095,359	(252,298)		50,580,242	262,819
Core deposits (excludes brokered deposits)	45,996,353	46,220,129	(223,776)		44,861,313	1,135,040
Total average deposits, quarter	50,598,279	51,101,483	(503,204)		50,185,777	412,502
Non-performing assets ratio	0.67%	0.73%	(6)	bps	0.86%	(19)	bps
Non-performing loans ratio	0.67	0.73	(6)		0.81	(14)
Past due loans over 90 days (as a % of loans)	0.10	0.11	(1)		0.01	9
ACL to loans coverage ratio	1.24	1.27	(3)		1.26	(2)
CET1 capital ratio	10.77	10.84	(7)		10.38	39
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	8.93	8.71	22		8.39	54

(1)    Annualized

First Quarter 2025 Overview
Net income available to common shareholders for the first quarter of 2025 was $183.7 million, or $1.30 per diluted common share, compared to $114.8 million, or $0.78 per diluted common share, for the first quarter of 2024. The year-over-year change was impacted by higher net interest income from lower funding costs, a decrease in provision for credit losses driven by improved credit performance, including a $23.0 million decrease in net charge-offs, and lower non-interest expense.
Net interest income for the three months ended March 31, 2025 was $454.4 million, up $35.5 million, or 8%, compared to the same period in 2024. Net interest margin was up 31 bps over the comparable period in 2024 to 3.35%, impacted by positive deposit remixing, deposit pricing diligence, and the impact of the investment securities repositioning in the second quarter of 2024. Net interest margin was up 7 bps on a linked quarter basis, largely attributable to effective deposit repricing and further supported by hedge maturities, lower cash balances and a stable Fed Funds environment. These benefits were partially offset by the full quarter impact of our $500 million of 6.168% Fixed Rate/Floating Rate Senior Notes which mature on November 1, 2030 issued in the fourth quarter of 2024.
Non-interest revenue for the first quarter of 2025 was $116.5 million, down $2.4 million, or 2%, compared to the first quarter of 2024, mostly due to lower commercial sponsorship income and brokerage revenue, partially offset by higher card fees and increased service charges on deposit accounts.
Non-interest expense for the first quarter of 2025 was $308.0 million, down $14.7 million, or 5%, compared to the same period in 2024, primarily due to a $12.2 million decrease in the accrual related to the FDIC special assessment.
At March 31, 2025, loans, net of deferred fees and costs, of $42.65 billion, increased $39.7 million from December 31, 2024. CRE loans increased primarily due to increased loan production and lower payoff/paydown activity. C&I loans decreased slightly, as production in high growth business lines was offset by payoffs/paydowns and continued strategic decline from non-relationship loans. Relatively flat consumer loan balances included fundings outpacing payment activity for third-party loans, offset by a decline in mortgage loans.
Credit metrics at March 31, 2025 included both NPAs and NPLs at 67 bps and total past due loans at 22 bps as a percentage of total loans. Net charge-offs were $21.4 million, or 20 bps annualized, for the three months ended March 31, 2025. The ACL to loans coverage ratio at March 31, 2025 of 1.24% was 3 bps lower than December 31, 2024 due to improved credit performance, partially offset by increased economic uncertainty. The ACL to NPL coverage ratio was 185% at March 31, 2025 compared to 174% at December 31, 2024.
Total period-end deposits at March 31, 2025 decreased $252.3 million compared to December 31, 2024 primarily due to a decrease in time deposits from maturities and remixing into lower cost deposits, and a seasonal decline in middle market commercial deposits partially offset by growth in public funds and higher non-interest-bearing demand deposits. Total average deposit costs of 2.26% in the first quarter of 2025 decreased 20 bps and 41 bps from the prior quarter and prior year comparable periods, respectively, primarily due to deposit remixing and pricing diligence.
At March 31, 2025, Synovus' CET1 ratio of 10.77% declined 7 bps compared to December 31, 2024, as our organic earnings supported capital accretion that was offset by share repurchases. During the three months ended March 31, 2025, Synovus repurchased 2.4 million shares of common stock at an average price of $49.41 per share via open market transactions.
More detail on Synovus' financial results for the three months ended March 31, 2025 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2024 Form 10-K.

2025 Updated Fundamental Guidance
Given recent federal government and monetary policy changes and proposals, our outlook assumes more moderate growth conditions based on recent trends and client feedback given what remains a highly uncertain economic environment:
•end of period loan growth of 3% to 5%
•end of period core deposit(1) growth of 3% to 5%
•adjusted revenue growth(2)(3)(4) of 3% to 6%
•adjusted non-interest expense(2)(3) growth of 2% to 4%
•annualized second quarter 2025 net charge-off ratio stable from first quarter 2025
•CET1 ratio relatively stable
•effective income tax rate of approximately 22%
(1) Excludes brokered deposits.
(2) Non-GAAP financial measure; see "Table 13 - Reconciliation of Non-GAAP Financial Measures” of this Report for applicable reconciliation to the most comparable GAAP measure.
(3) Guidance based on 2024 adjusted revenue of $2.25 billion and adjusted non-interest expense of $1.23 billion.
(4) Base case assumes the FOMC easing to 3.50% in 2025 and stable long-term rate expectations.
Loans
The following table compares the composition of the loan portfolio at March 31, 2025, December 31, 2024, and March 31, 2024.

Table 2 - Loans by Portfolio Class
					March 31, 2025 vs. December 31, 2024 Change				March 31, 2025 vs. March 31, 2024 Change
(dollars in thousands)	March 31, 2025		December 31, 2024				March 31, 2024
Commercial, financial and agricultural	$14,611,712	34.3%	$14,498,992	34.0%	$112,720	1%	$14,616,902	33.8%	$(5,190)	—%
Owner-occupied	7,701,627	18.0	7,832,137	18.4	(130,510)	(2)	8,114,394	18.7	(412,767)	(5)
Total commercial and industrial(1)	22,313,339	52.3	22,331,129	52.4	(17,790)	—	22,731,296	52.5	(417,957)	(2)
Investment properties	11,265,901	26.4	11,181,204	26.2	84,697	1	11,310,881	26.1	(44,980)	—
1-4 family properties	513,438	1.2	545,918	1.3	(32,480)	(6)	580,138	1.4	(66,700)	(11)
Land and development	292,219	0.7	287,497	0.7	4,722	2	303,000	0.7	(10,781)	(4)
Total commercial real estate	12,071,558	28.3	12,014,619	28.2	56,939	—	12,194,019	28.2	(122,461)	(1)
Consumer mortgages	5,269,505	12.4	5,288,776	12.4	(19,271)	—	5,384,602	12.4	(115,097)	(2)
Home equity	1,839,185	4.3	1,831,287	4.3	7,898	—	1,804,348	4.2	34,837	2
Credit cards	178,522	0.4	185,871	0.4	(7,349)	(4)	180,663	0.4	(2,141)	(1)
Other consumer loans	976,629	2.3	957,346	2.3	19,283	2	1,014,949	2.3	(38,320)	(4)
Total consumer	8,263,841	19.4	8,263,280	19.4	561	—	8,384,562	19.3	(120,721)	(1)
Loans, net of deferred fees and costs	$42,648,738	100.0%	$42,609,028	100.0%	$39,710	—%	$43,309,877	100.0%	$(661,139)	(2)%

(1) Includes senior housing loans of $2.81 billion, $2.94 billion, and $3.18 billion at March 31, 2025, December 31, 2024, and March 31, 2024, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At March 31, 2025, loans, net of deferred fees and costs of $42.65 billion increased $39.7 million from December 31, 2024. C&I loans remain the largest component of our loan portfolio, representing 52.3% of total loans, while CRE and consumer loans represent 28.3% and 19.4%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at March 31, 2025 were $34.38 billion, or 80.6% of the total loan portfolio, compared to $34.35 billion, or 80.6%, at December 31, 2024.
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
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of March 31, 2025 and December 31, 2024, 95.0% and 95.1%, respectively, of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at March 31, 2025 decreased $17.8 million from December 31, 2024, as production primarily from our high growth business lines, led by specialty finance, CIB, and middle market, was offset by payoffs/paydowns and continued strategic decline from non-relationship loans.

Table 3 - Commercial and Industrial Loans by Industry
		March 31, 2025		December 31, 2024
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$4,728,673	21.2%	$4,544,785	20.4%
Health care and social assistance	62	4,246,308	19.0	4,408,753	19.7
Accommodation and food services	72	1,581,541	7.1	1,587,321	7.1
Manufacturing	31-33	1,248,623	5.6	1,206,412	5.4
Lessors of real estate	5311	1,230,338	5.5	1,291,763	5.8
Wholesale trade	42	1,158,356	5.2	1,157,334	5.2
Retail trade	44-45	1,058,311	4.7	1,048,531	4.7
Construction	23	954,353	4.3	981,602	4.4
Other industries(2)		950,899	4.2	955,222	4.3
Other services	81	929,915	4.2	898,924	4.0
Transportation and warehousing	48-49	885,236	4.0	851,521	3.8
Professional, scientific, and technical services	54	876,887	3.9	874,414	3.9
Real estate and rental and leasing other	53	776,667	3.5	839,288	3.8
Arts, entertainment, and recreation	71	542,107	2.4	544,921	2.4
Educational services	61	465,610	2.1	474,471	2.1
Public administration	92	457,898	2.1	441,107	2.0
Agriculture, forestry, fishing, and hunting	11	221,617	1.0	224,760	1.0
Total commercial and industrial loans		$22,313,339	100.0%	$22,331,129	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At March 31, 2025, $14.61 billion of C&I loans, or 34.3% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets.
At March 31, 2025, $7.70 billion of C&I loans, or 18.0% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.07 billion increased $56.9 million from December 31, 2024, primarily due to increased loan production and lower payoff/paydown activity.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of March 31, 2025 were $11.27 billion, or 93.3% of the CRE loan portfolio, and increased $84.7 million from December 31, 2024.
The following table shows the principal categories of the investment properties loan portfolio at March 31, 2025 and December 31, 2024.

Table 4 - Investment Properties Loan Portfolio
	March 31, 2025			December 31, 2024
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-Family	$4,182,886	37.1%	51.5%	$4,185,545	37.4%	52.2%
Hotels	1,831,937	16.3	53.5	1,769,384	15.8	54.7
Office Buildings	1,724,113	15.3	55.5	1,743,329	15.6	54.2
Shopping Centers	1,268,683	11.3	53.0	1,273,439	11.4	53.0
Warehouses	848,530	7.5	51.6	846,025	7.6	51.7
Other investment property	1,409,752	12.5	51.5	1,363,482	12.2	51.8
Total investment properties loans	$11,265,901	100.0%		$11,181,204	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing the respective March 31, 2025 and December 31, 2024 commitment amount and senior lien by most recent appraisal (typically at origination).

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At March 31, 2025, 1-4 family properties loans totaled $513.4 million, or 4.3% of the CRE loan portfolio, and decreased $32.5 million from December 31, 2024.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $292.2 million at March 31, 2025 increased $4.7 million from December 31, 2024.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of March 31, 2025, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 783 for consumer mortgages and 787 for home equity.
Consumer loans at March 31, 2025 of $8.26 billion increased $561 thousand compared to December 31, 2024. Mortgage loans decreased $19.3 million from December 31, 2024 largely due to payments surpassing production that was impacted by continued elevated mortgage interest rates that have begun to moderate. Other consumer loans increased $19.3 million from December 31, 2024, as fundings outpaced payment activity for third-party loans.

Deposits
Deposits provide the most significant funding source for interest earning assets. The following table shows the composition of period-end deposits as of the dates indicated. See Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis in this Report for information on average deposits including average rates.

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	March 31, 2025	%(1)	December 31, 2024	%(1)	March 31, 2024	%(1)
Non-interest-bearing demand deposits(2)	$11,095,769	21.8%	$10,974,559	21.5%	$11,515,372	22.8%
Interest-bearing demand deposits(2)	7,272,044	14.3	7,199,671	14.1	6,478,834	12.8
Money market accounts(2)	11,424,650	22.5	11,407,415	22.4	10,712,716	21.2
Savings deposits(2)	1,000,372	2.0	971,103	1.9	1,045,084	2.0
Public funds	8,124,981	16.0	7,987,474	15.6	7,270,407	14.4
Time deposits(2)	7,078,537	13.9	7,679,907	15.0	7,838,900	15.5
Brokered deposits	4,846,708	9.5	4,875,230	9.5	5,718,929	11.3
Total deposits	$50,843,061	100.0%	$51,095,359	100.0%	$50,580,242	100.0%
Core deposits(3)	$45,996,353	90.5%	$46,220,129	90.5%	$44,861,313	88.7%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits. Will
Total period-end deposits at March 31, 2025 decreased $252.3 million compared to December 31, 2024 primarily due to a $223.8 million decline in core deposits. The decline in core deposits was primarily due to a decrease in time deposits from maturities and remixing into lower cost deposits, which included interest-bearing demand deposits, savings accounts, and money market accounts, and a seasonal decline in middle market commercial deposits partially offset by growth in public funds and higher non-interest-bearing demand deposits.
Total average deposit costs of 2.26% in the first quarter of 2025 decreased 20 bps and 41 bps, from the prior quarter and prior year comparable periods, respectively, primarily due to remixing into lower cost deposits and deposit pricing diligence.
As of March 31, 2025 and December 31, 2024, $26.20 billion and $26.40 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements, but most of our deposits are either insured, collateralized, or could be insured by switching to our insured cash sweep program, which has existing capacity.

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Service charges on deposit accounts	$23,114	$21,813	$1,301	6%
Fiduciary and asset management fees	19,917	19,013	904	5
Card fees	21,227	19,486	1,741	9
Brokerage revenue	20,359	22,707	(2,348)	(10)
Mortgage banking income	3,338	3,418	(80)	(2)
Capital markets income	6,941	6,627	314	5
Income from bank-owned life insurance	8,084	7,347	737	10
Other non-interest revenue	13,486	18,477	(4,991)	(27)
Total non-interest revenue	$116,466	$118,888	$(2,422)	(2)%

Core banking fees (1)	$50,478	$47,443	$3,035	6%
Wealth revenue (2)	$40,864	$41,938	$(1,074)	(3)%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue, which is within other non-interest revenue.
Three Months Ended March 31, 2025 compared to March 31, 2024
Non-interest revenue for the first quarter of 2025 was $116.5 million, down $2.4 million, or 2%, compared to the first quarter of 2024, mostly due to lower commercial sponsorship income (primarily within other non-interest revenue) and brokerage revenue, partially offset by higher card fees and increased service charges on deposit accounts.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges increased over the prior year comparable period. The largest category of service charges, account analysis fees, increased $1.2 million, or 10%, compared to the first quarter of 2024. All other service charges on deposit accounts, including NSF/overdraft fees and monthly fees on consumer demand deposits and small business accounts, marginally increased in comparison to first quarter 2024.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were up for the three months ended March 31, 2025, compared to the same period in 2024, primarily driven by higher trust fees, including increased investment advisor fees.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the first quarter of 2025 were up compared to the first quarter of 2024, primarily due to higher merchant fees/revenue largely related to our Qualpay investment.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the three months ended March 31, 2025 decreased 10% over the prior year comparable period, with the decline mainly attributable to repurchase volume associated with a single municipal client and decreased rate-driven annuities revenue, partially offset by higher market-driven advisory fees.
Mortgage banking income, consisting of net gains on loan origination/sales activities, decreased slightly in the first quarter of 2025 compared to the same period in 2024 due to lower sales volume and production revenue, mostly offset by positive fair market value adjustments attributed to a more favorable interest rate environment and a stabilizing pipeline.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The increase in the first quarter of 2025 compared to the first quarter of 2024 was primarily due to $1.1 million higher debt capital market transaction fees and a $304 thousand increase in gains on sales of SBA loans, partially offset by a $777 thousand decrease in fees on client derivative transactions and $519 thousand lower loan syndication arranger fees.

Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase in 2025 was driven by an increase in cash surrender value appreciation income.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, insurance revenue, commercial sponsorship income, including transaction and servicing fees associated with a third-party lending relationship, and other miscellaneous items. The three months ended March 31, 2025 decrease compared to the prior year was largely due to a $3.1 million decrease in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense) and $2.5 million lower commercial sponsorship income.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries and other personnel expense	$185,510	$188,521	$(3,011)	(2)%
Net occupancy, equipment, and software expense	48,652	46,808	1,844	4
Third-party processing and other services	21,874	20,258	1,616	8
Professional fees	9,779	7,631	2,148	28
FDIC insurance and other regulatory fees	8,544	23,819	(15,275)	(64)
Amortization of intangibles	2,627	2,907	(280)	(10)
Restructuring charges (reversals)	(1,292)	1,524	(2,816)	nm
Valuation adjustment to Visa derivative	2,200	—	2,200	nm
Other operating expense	30,140	31,273	(1,133)	(4)
Total non-interest expense	$308,034	$322,741	$(14,707)	(5)%

Three Months Ended March 31, 2025 compared to March 31, 2024
Non-interest expense for the first quarter of 2025 was $308.0 million, down $14.7 million, or 5%, compared to the same period in 2024, primarily due to a $12.2 million decrease in the accrual related to the FDIC special assessment.
Salaries and other personnel expense decreased for the three months ended March 31, 2025 primarily due to lower bonus and incentives and a $3.1 million favorable change in the fair value of non-qualified deferred compensation plan assets (offset in non-interest revenue), partially offset by higher salaries impacted by merit increases and increased employment tax expense.
Net occupancy, equipment, and software expense increased compared to the three months ended March 31, 2024 primarily due to ongoing investments in technology in addition to increased property expense.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense for the three months ended March 31, 2025 increased compared to the same period in 2024 largely due to enhancements associated with technology and operations infrastructure investments and new business initiatives.
Professional fees were up for the three months ended March 31, 2025 due to $3.2 million higher consulting fees compared to 2024, partially offset by $1.0 million lower legal fees primarily associated with the process of resolving certain loan relationships.
FDIC insurance and other regulatory fees decreased for the three months ended March 31, 2025 largely due to a $12.2 million decline in the accrual related to the FDIC special assessment in addition to a lower base assessment rate.
During the three months ended March 31, 2025, restructuring charges (reversals) primarily consisted of a net reversal of $938 thousand for asset impairment/lease termination and common area maintenance charges related to corporate offices/branches and $530 thousand in gains on sales of properties, partially offset by $176 thousand of net severance expense, while the restructuring charges for the three months ended March 31, 2024 primarily included $1.3 million in asset impairment/lease termination and common area maintenance charges related to corporate offices.
During the three months ended March 31, 2025, Synovus recorded a valuation adjustment of $2.2 million to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund to its litigation escrow account.

Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense was down from the comparable period in 2024 largely due to efforts to reduce client fraud and other operational losses as well as other prudent expense management efforts, partially offset by business development-related expenses, including advertising and travel.
Income Tax Expense
Income tax expense was $57.0 million for the three months ended March 31, 2025, compared to $36.9 million of tax expense for the three months ended March 31, 2024, representing effective tax rates of 22.6% and 22.9%, respectively. The increase in tax expense was primarily due to the increase in pre-tax income and the discrete item discussed in the paragraph below.
During the first quarter of 2025, Synovus recorded discrete expense of $5.6 million related to a state tax matter disclosed as an uncertain tax position in the 2024 Form 10-K. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 16 - Income Taxes" of Synovus' 2024 Form 10-K for additional information. We believe this matter will be settled by the end of the second quarter of 2025 and expect no further material tax consequences.
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
At March 31, 2025, credit metrics included both NPAs and NPLs at 67 bps, and total past due loans at 22 bps as a percentage of total loans. Net charge-offs were $21.4 million, or 20 bps annualized, for the three months ended March 31, 2025.

The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Non-performing loans	$286,629	$309,164	$350,450
ORE	563	385	21,210
Non-performing assets	$287,192	$309,549	$371,660
Total loans	$42,648,738	$42,609,028	$43,309,877
Non-performing loans as a % of total loans	0.67%	0.73%	0.81%
Non-performing assets as a % of total loans and ORE	0.67	0.73	0.86
Loans 90 days past due and still accruing	$40,886	$48,592	$3,748
As a % of total loans	0.10%	0.11%	0.01%
Total past due loans and still accruing	$93,493	$108,878	$54,814
As a % of total loans	0.22%	0.26%	0.13%
FDMs	$112,556	$104,160	$178,714
Net charge-offs, quarter	21,366	28,101	44,356
Net charge-offs/average loans, quarter (annualized)	0.20%	0.26%	0.41%
Provision for (reversal of) loan losses, quarter	$12,728	$29,961	$57,632
Provision for (reversal of) unfunded commitments, quarter	(1,807)	2,906	(3,652)
Provision for (reversal of) credit losses, quarter	$10,921	$32,867	$53,980
Allowance for loan losses	$478,207	$486,845	$492,661
Reserve for unfunded commitments	50,655	52,462	53,579
Allowance for credit losses	$528,862	$539,307	$546,240
ACL to loans coverage ratio	1.24%	1.27%	1.26%
ALL to loans coverage ratio	1.12	1.14	1.14
ACL/NPLs	184.51	174.44	155.87
ALL/NPLs	166.84	157.47	140.58

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at March 31, 2025 decreased $73.5 million compared to December 31, 2024, primarily due to the upward migration and paydowns of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	March 31, 2025	December 31, 2024
Special mention	$708,607	$755,118
Substandard	856,338	873,121
Doubtful	41,786	52,326
Loss	2,817	2,523
Criticized and Classified loans	$1,609,548	$1,683,088
As a % of total loans	3.8%	4.0%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $10.9 million for the three months ended March 31, 2025, compared to a provision of $54.0 million for the three months ended March 31, 2024. The decrease was driven by improved performance, including a decrease in net charge-offs and lower defaults. This was partially offset by a more adverse economic outlook. Net charge-offs for the three months ended March 31, 2025 were $21.4 million compared to $44.4 million for the three months ended March 31, 2024.
The ALL of $478.2 million and the reserve for unfunded commitments of $50.7 million, which is recorded in other liabilities, comprise the total ACL of $528.9 million at March 31, 2025. The ACL decreased $10.4 million compared to the December 31, 2024 ACL of $539.3 million, which consisted of an ALL of $486.8 million and a reserve for unfunded commitments of $52.5 million. The ACL to loans coverage ratio of 1.24% at March 31, 2025 decreased 3 bps compared to December 31, 2024 due to improved credit performance, partially offset by increased economic uncertainty. The ACL to NPL coverage ratio was 185% at March 31, 2025 compared to 174% at December 31, 2024.
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
At March 31, 2025, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	March 31, 2025	December 31, 2024 (1)
CET1 capital
Synovus Financial Corp.	$5,182,336	$5,199,950
Synovus Bank	5,840,478	5,657,947
Tier 1 risk-based capital
Synovus Financial Corp.	5,719,481	5,737,095
Synovus Bank	5,840,478	5,657,947
Total risk-based capital
Synovus Financial Corp.	6,576,435	6,622,462
Synovus Bank	6,566,053	6,373,618
CET1 capital ratio
Synovus Financial Corp.	10.77%	10.84%
Synovus Bank	12.16	11.81
Tier 1 risk-based capital ratio
Synovus Financial Corp.	11.89	11.96
Synovus Bank	12.16	11.81
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.67	13.81
Synovus Bank	13.67	13.31
Leverage ratio
Synovus Financial Corp.	9.56	9.55
Synovus Bank	9.78	9.44

(1) Synovus adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect the final year of Synovus' election of the five-year transition provision.

At March 31, 2025, Synovus' CET1 ratio of 10.77% declined 7 bps compared to December 31, 2024, as our organic earnings supported capital accretion that was offset by share repurchases. We will continue to maintain a disciplined approach to capital management, targeting a relatively stable CET1 ratio, acknowledging the uncertain economic environment, and ensuring sufficient capital for expected client growth. Our focus remains on prioritizing the deployment of our balance sheet and capital position for core client growth; however, we expect to continue to complement that with share repurchases to effectively manage within our capital management framework. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2024 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On December 13, 2024, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.39 per share, beginning with quarterly dividend payable in April 2025, and authorized share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended March 31, 2025, Synovus repurchased 2.4 million shares of common stock at an average price of $49.41 per share via open market transactions.
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
Synovus declared common stock dividends of $54.7 million, or $0.39 per common share, for the three months ended March 31, 2025, compared to $55.6 million, or $0.38 per common share, for the three months ended March 31, 2024. In addition, Synovus declared dividends on its preferred stock of $11.3 million for the three months ended March 31, 2025 compared to $9.7 million for the three months ended March 31, 2024.
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
Total deposits at March 31, 2025 decreased $252.3 million compared to December 31, 2024, primarily due to a $223.8 million decrease in core deposits along with a $28.5 million decline in brokered deposits. The decline in core deposits was primarily due to a decrease in time deposits from maturities and remixing into lower cost deposits, which included interest-bearing demand deposits, savings accounts, and money market accounts, and a seasonal decline in middle market commercial deposits partially offset by growth in public funds and higher non-interest-bearing demand deposits. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At March 31, 2025, contingent sources of liquidity totaled approximately $26.3 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $7.4 billion, subject to FHLB credit policies.
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
Synovus presently believes that the sources of liquidity discussed above, including existing liquid funds on hand, are sufficient to meet its anticipated funding needs. However, if economic conditions were to significantly deteriorate, regulatory capital requirements for Synovus or Synovus Bank were to increase as a result of regulatory directives or otherwise, or Synovus believes it is prudent to enhance current liquidity levels, then Synovus may seek additional liquidity from external sources. See "Part I – Item 1A. Risk Factors - Market and Other General Risk - Negative developments affecting the banking industry, and resulting media coverage, have eroded client confidence in the banking system, and Credit and Liquidity Risk - Changes in the cost and availability of funding due to changes in the deposit market and credit market may adversely affect our capital resources, liquidity, and financial results," of Synovus' 2024 Form 10-K. Furthermore, Synovus may, from time to time, take advantage of attractive market opportunities to refinance, retire, or repurchase its existing debt, redeem or issue its preferred stock, repurchase shares, or strengthen its liquidity or capital position.
Earning Assets and Sources of Funds
Average earning assets decreased $378.7 million in the first three months of 2025 compared to the same period in 2024. The decrease in average earning assets primarily resulted from a $871.5 million decrease in average total loans, net of unearned income and a decline of $388.7 million in average investment securities (amortized cost basis), partially offset by a $871.9 million increase in interest-earning deposits with other banks. The decrease in average total loans, net of unearned income, was largely due to increased paydowns, a continued focus on strategically reducing non-relationship loans, and a decline in third-party consumer loans from continued run-off. The increase in interest-earning deposits with other banks was primarily due to core deposit growth outpacing loan growth, along with active management of our liquidity position. Average investment securities (amortized cost basis) declined primarily due to the transfer of investment securities from AFS to HTM on April 1, 2024, which included unrealized losses at the date of transfer.
Average interest-bearing liabilities increased $976.5 million for the first three months of 2025 compared to the same period in 2024. The increase in average interest-bearing liabilities largely resulted from increases of $1.07 billion and $1.02 billion in average money market accounts and average interest-bearing demand deposits, respectively, partially offset by decreases of $831.5 million and $125.1 million in average brokered deposits and average time deposits, respectively. The increases in average money market accounts and average interest-bearing demand deposits and decreases in average brokered deposits and average time deposits were correlated, as positive deposit remixing resulted in a shift towards lower cost deposits. Average non-interest-bearing demand deposits decreased $665.6 million for the first three months of 2025 compared to the same period in 2024 primarily due to the continued pressures from the rate environment and client deployment of excess funds, which largely occurred in the first half of 2024.
Net interest income for the three months ended March 31, 2025 was $454.4 million, up $35.5 million, or 8%, compared to the same period in 2024. Net interest margin was up 31 bps over the comparable period to 3.35%, impacted by positive deposit remixing, deposit pricing diligence, and the impact of the investment securities repositioning in the second quarter of 2024.
On a sequential quarter basis, net interest income was relatively flat, and net interest margin for the first quarter of 2025 was up 7 bps compared to the fourth quarter of 2024. The linked quarter increase in the net interest margin was largely attributable to effective deposit repricing and further supported by hedge maturities, lower interest-earning deposits with other banks balances and a stable Fed Funds environment. These benefits were partially offset by the full quarter impact of our $500 million of 6.168% Fixed Rate/Floating Rate Senior Notes which mature on November 1, 2030 issued in the fourth quarter of 2024.

Net Interest Income and Rate/Volume Analysis
The following table sets forth the major components of net interest income and the related annualized yields and rates for the three months ended March 31, 2025 and 2024, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended March 31,						2025 Compared to 2024
	2025			2024			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,262,226	$543,485	6.43%	$34,943,797	$583,459	6.72%	$(11,277)	$(28,697)	$(39,974)
Consumer loans (2)	8,244,161	106,344	5.19	8,434,105	109,566	5.21	(2,440)	(782)	(3,222)
Less: Allowance for loan losses	(480,023)	—	—	(481,146)	—	—	—	—	—
Loans, net	42,026,364	649,829	6.26	42,896,756	693,025	6.49	(13,717)	(29,479)	(43,196)
Total investment securities(4)	10,759,512	93,352	3.47	11,148,242	71,906	2.58	(2,473)	23,919	21,446
Interest-earning deposits with other banks	2,054,292	22,172	4.32	1,182,412	15,907	5.33	11,459	(5,194)	6,265
Federal funds sold and securities purchased under resale agreements	20,162	131	2.60	35,678	266	2.95	(113)	(22)	(135)
Mortgage loans held for sale	24,267	373	6.15	29,773	495	6.65	(90)	(32)	(122)
Other loans held for sale	69,049	384	2.23	18,465	83	1.77	221	80	301
Other earning assets(5)	178,344	2,101	4.71	199,392	2,338	4.69	(243)	6	(237)
Total interest earning assets	$55,131,990	$768,342	5.65%	$55,510,718	$784,020	5.68%	$(4,956)	$(10,722)	$(15,678)
Cash and due from banks	499,201			532,624
Premises and equipment	384,258			370,376
Other real estate	261			61
Cash surrender value of bank-owned life insurance	1,142,943			1,114,703
Other assets(6)	2,717,893			1,493,749
Total assets	$59,876,546			$59,022,231
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,613,495	$62,811	2.19%	$10,590,340	$65,415	2.48%	$6,257	$(8,861)	$(2,604)
Money market accounts	13,900,933	92,897	2.71	12,826,385	103,129	3.23	8,558	(18,790)	(10,232)
Savings deposits	994,127	320	0.13	1,057,087	287	0.11	(17)	50	33
Time deposits	7,777,767	71,055	3.71	7,902,850	86,493	4.40	(1,357)	(14,081)	(15,438)
Brokered deposits	4,905,909	55,242	4.57	5,737,445	77,342	5.42	(11,113)	(10,987)	(22,100)
Federal funds purchased and securities sold under repurchase agreements	75,252	208	1.11	113,558	648	2.26	(214)	(226)	(440)
Other short-term borrowings	—	—	—	71,775	955	5.26	(931)	(24)	(955)
Long-term debt	1,773,203	29,848	6.74	1,764,740	29,595	6.69	140	113	253
Total interest-bearing liabilities	41,040,686	$312,381	3.09%	40,064,180	$363,864	3.65%	$1,323	$(52,806)	$(51,483)
Non-interest-bearing demand deposits	11,406,048			12,071,670
Other liabilities	2,058,727			1,782,659
Total equity	5,371,085			5,103,722
Total liabilities and shareholders' equity	$59,876,546			$59,022,231
Net interest income and net interest margin, taxable equivalent (7)		$455,961	3.35%		$420,156	3.04%	$(6,279)	$42,084	$35,805
Less: taxable-equivalent adjustment		1,577			1,310
Net interest income		$454,384			$418,846

(1)    Changes in rate/volume will equal the increase/(decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: First quarter - 2025 - $13.2 million, First quarter - 2024 - $10.6 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes trading account assets and FHLB and Federal Reserve Bank stock.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(473.3) million and $(1.36) billion for the three months ended March 31, 2025 and 2024, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to March 31, 2025 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 4.25% to 4.50% as of March 31, 2025 and the prime rate of 7.50% as of March 31, 2025. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 3.7% and 1.8% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 1.8% and 3.5% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at March 31, 2025, with comparable information for December 31, 2024.

Table 12 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	March 31, 2025	December 31, 2024
+200	3.7%	4.0%
+100	1.8	2.0
-100	(1.8)	(2.0)
-200	(3.5)	(3.8)
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
As of March 31, 2025 and December 31, 2024, Synovus had $4.60 billion and $4.35 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of March 31, 2025 and December 31, 2024, Synovus had $2.25 billion and $2.10 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
Critical Accounting Policies
The accounting and financial reporting policies of Synovus are in accordance with GAAP and conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. Synovus has identified certain of its accounting policies as “critical accounting policies,” consisting of those related to the allowance for credit losses and income taxes. In determining which accounting policies are critical in nature, Synovus has identified the policies that require significant judgment or involve complex estimates. It is management's practice to discuss critical accounting policies with the Board of Directors' Audit Committee on a periodic basis, including the development, selection, implementation, and disclosure of the critical accounting policies. The application of these policies has a significant impact on Synovus’ unaudited interim consolidated financial statements. Synovus’ financial results could differ significantly if different judgments or estimates are used in the application of these policies. All accounting policies described in "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" in Synovus' 2024 Form 10-K should be reviewed for a greater understanding of how we record and report our financial performance. There have been no significant changes to the accounting policies, estimates, and assumptions, or the judgments affecting the application of these estimates and assumptions from those disclosed in Synovus' 2024 Form 10-K.
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue TE, adjusted tangible efficiency ratio, adjusted PPNR, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio, are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, PPNR, net income (loss) available to common shareholders, net income (loss) per common share, diluted, return on average assets, return on average common equity, and the ratio of total Synovus Financial Corp. shareholders' equity to total assets, respectively.
Management believes that these non-GAAP financial measures provide meaningful additional information about Synovus to assist management and investors in evaluating Synovus’ operating results, financial strength, the performance of its business, and the strength of its capital position. However, these non-GAAP financial measures have inherent limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of operating results or capital position as reported under GAAP. The non-GAAP financial measures should be considered as additional views of the way our financial measures are affected by significant items and other factors, and since they are not required to be uniformly applied, they may not be comparable to other similarly titled measures at other companies. Adjusted non-interest revenue and adjusted revenue TE are measures used by management to evaluate non-interest revenue and total revenue exclusive of net investment securities gains (losses), fair value adjustments on non-qualified deferred compensation, and other items not indicative of ongoing operations that could impact period-to-period comparisons. Adjusted non-interest expense and the adjusted tangible efficiency ratio are measures utilized by management to measure the success of expense management initiatives focused on reducing recurring controllable operating costs. Adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, and adjusted PPNR are measures used by management to evaluate operating results exclusive of items that are not indicative of ongoing operations and impact period-to-period comparisons. Return on average tangible common equity and adjusted return on average tangible common equity are measures used by management to compare Synovus' performance with other financial institutions because it calculates the return available to common shareholders without the impact of intangible assets and their related amortization, thereby allowing management to evaluate the performance of the business consistently. The tangible common equity ratio is used by stakeholders to assess our capital position. The computations of these measures are set forth in the tables below.
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

Table 13 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended
(in thousands)	March 31, 2025	March 31, 2024
Adjusted non-interest revenue
Total non-interest revenue	$116,466	$118,888
Fair value adjustment on non-qualified deferred compensation	816	(2,299)
Adjusted non-interest revenue	$117,282	$116,589

Adjusted non-interest expense
Total non-interest expense	$308,034	$322,741
Restructuring (charges) reversals	1,292	(1,524)
Valuation adjustment to Visa derivative	(2,200)	—
Fair value adjustment on non-qualified deferred compensation	816	(2,299)
Adjusted non-interest expense	$307,942	$318,918

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024
Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$307,942	$318,918
Amortization of intangibles	(2,627)	(2,907)
Adjusted tangible non-interest expense	$305,315	$316,011

Net interest income	$454,384	$418,846
Taxable equivalent adjustment	1,577	1,310
Net interest income (TE)	$455,961	$420,156

Net interest income	$454,384	$418,846
Total non-interest revenue	116,466	118,888
Total revenue	$570,850	$537,734
Taxable equivalent adjustment	1,577	1,310
Total (TE) revenue	$572,427	$539,044
Fair value adjustment on non-qualified deferred compensation	816	(2,299)
Adjusted revenue (TE)	$573,243	$536,745
Efficiency ratio (TE)	53.81%	59.87%
Adjusted tangible efficiency ratio	53.26	58.88

Adjusted pre-provision net revenue
Net interest income	$454,384	$418,846
Total non-interest revenue	116,466	118,888
Total non-interest expense	(308,034)	(322,741)
Pre-provision net revenue (PPNR)	$262,816	$214,993

Adjusted revenue (TE)	$573,243	$536,745
Adjusted non-interest expense	(307,942)	(318,918)
Adjusted PPNR	$265,301	$217,827

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$183,691	$114,822
Restructuring charges (reversals)	(1,292)	1,524
Valuation adjustment to Visa derivative	2,200	—
Tax effect of adjustments (1)	(219)	(373)
Adjusted net income available to common shareholders	$184,380	$115,973
Weighted average common shares outstanding, diluted	141,775	147,122
Net income per common share, diluted	$1.30	$0.78
Adjusted net income per common share, diluted	1.30	0.79
(1) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Adjusted return on average assets (annualized)
Net income	$194,872	$124,070
Restructuring charges (reversals)	(1,292)	1,524
Valuation adjustment to Visa derivative	2,200	—
Tax effect of adjustments (1)	(219)	(373)
Adjusted net income	$195,561	$125,221
Net income annualized	$790,314	$499,007
Adjusted net income annualized	$793,109	$503,636
Total average assets	$59,876,546	$59,022,231
Return on average assets (annualized)	1.32%	0.85%
Adjusted return on average assets (annualized)	1.32	0.85
(1) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

	Three Months Ended
(dollars in thousands)	March 31, 2025	March 31, 2024
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$183,691	$114,822
Restructuring charges (reversals)	(1,292)	1,524
Valuation adjustment to Visa derivative	2,200	—
Tax effect of adjustments (1)	(219)	(373)
Adjusted net income available to common shareholders	$184,380	$115,973

Adjusted net income available to common shareholders annualized	$747,763	$466,441
Amortization of intangibles, annualized net of tax	8,082	8,831
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$755,845	$475,272

Net income (loss) available to common shareholders annualized	$744,969	$461,812
Amortization of intangibles, annualized net of tax	8,082	8,831
Net income (loss) available to common shareholders excluding amortization of intangibles annualized	$753,051	$470,643

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,812,279	$4,542,616
Average goodwill	(480,440)	(480,440)
Average other intangible assets, net	(32,966)	(44,497)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$4,298,873	$4,017,679
Return on average common equity (annualized)	15.48%	10.17%
Adjusted return on average common equity (annualized)	15.54	10.27
Return on average tangible common equity (annualized)	17.52	11.71
Adjusted return on average tangible common equity (annualized)	17.58	11.83
(1) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

Table 13 - Reconciliation of Non-GAAP Financial Measures, continued

(dollars in thousands)	March 31, 2025	December 31, 2024	March 31, 2024
Tangible common equity ratio
Total assets	$60,339,121	$60,233,644	$59,835,120
Goodwill	(480,440)	(480,440)	(480,440)
Other intangible assets, net	(31,691)	(34,318)	(43,021)
Tangible assets	$59,826,990	$59,718,886	$59,311,659

Total Synovus Financial Corp. shareholders' equity	$5,390,751	$5,244,557	$5,017,918
Goodwill	(480,440)	(480,440)	(480,440)
Other intangible assets, net	(31,691)	(34,318)	(43,021)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,341,475	$4,192,654	$3,957,312
Total Synovus Financial Corp. shareholders' equity to total assets ratio	8.93%	8.71%	8.39%
Tangible common equity ratio	7.26	7.02	6.67

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 8 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, in evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in "Part I - Item IA - Risk Factors” of Synovus' 2024 Form 10-K which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
On December 13, 2024 the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. The table below sets forth information regarding repurchases of our common stock during the first quarter of 2025.

Table 14 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2025	371	$55.28	371	$379,481
February 1 to February 28, 2025	422	54.35	422	356,539
March 1 to March 31, 2025	1,633	46.79	1,633	280,150
Total	2,426	$49.41	2,426

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions, other transaction expenses, and the 1 percent excise tax charged on public company share repurchases.
The foregoing common stock repurchases during the first quarter of 2025 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

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

SYNOVUS FINANCIAL CORP.

May 2, 2025	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)