Form 10-Q
period 2025-06-30
SYNOVUS FINANCIAL CORP
filed 2025-08-05
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of July 31, 2025, 138,804,263 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
Parent Company – Synovus Financial Corp.
Pinnacle – Pinnacle Financial Partners, Inc., a Tennessee corporation
PPNR – Pre-provision net revenue
Qualpay – Qualpay, Inc.
Report – This Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025
SBA – Small Business Administration
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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,820,054	$2,977,667
Federal funds sold and securities purchased under resale agreements	32,262	16,320
Total cash, cash equivalents, and restricted cash	2,852,316	2,993,987
Investment securities held to maturity	2,502,639	2,581,469
Investment securities available for sale	7,798,824	7,551,018
Loans held for sale (includes $45,136 and $33,448 measured at fair value, respectively)	153,037	90,111
Loans, net of deferred fees and costs	43,536,716	42,609,028
Allowance for loan losses	(464,831)	(486,845)
Loans, net	43,071,885	42,122,183
Cash surrender value of bank-owned life insurance	1,150,853	1,139,988
Premises, equipment, and software, net	378,739	383,724
Goodwill	480,440	480,440
Other intangible assets, net	29,063	34,318
Other assets	2,638,989	2,856,406
Total assets	$61,056,785	$60,233,644
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$11,658,129	$11,596,119
Interest-bearing deposits	38,266,878	39,499,240
Total deposits	49,925,007	51,095,359
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	85,327	131,728
Long-term debt	3,909,478	1,733,109
Other liabilities	1,498,331	2,007,197
Total liabilities	55,418,143	54,967,393
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,142 shares; issued 172,702,630 and 172,185,507, respectively; outstanding 138,781,530 and 141,165,908, respectively	172,703	172,186
Additional paid-in capital	3,992,061	3,986,729
Treasury stock, at cost; 33,921,100 and 31,019,599 shares, respectively	(1,359,113)	(1,216,827)
Accumulated other comprehensive income (loss), net	(739,221)	(970,765)
Retained earnings	3,014,111	2,736,089
Total Synovus Financial Corp. shareholders' equity	5,617,686	5,244,557
Noncontrolling interest in subsidiary	20,956	21,694
Total equity	5,638,642	5,266,251
Total liabilities and equity	$61,056,785	$60,233,644

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$657,811	$701,570	$1,306,063	$1,393,285
Investment securities	93,720	78,891	187,072	150,797
Loans held for sale	1,098	1,132	1,855	1,710
Federal Reserve Bank balances	15,911	15,630	37,177	30,661
Other earning assets	3,102	4,019	6,240	7,499
Total interest income	771,642	801,242	1,538,407	1,583,952
Interest expense:
Deposits	278,309	335,754	560,634	668,420
Long-term debt	33,586	28,390	63,434	57,985
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	186	2,100	394	3,703
Total interest expense	312,081	366,244	624,462	730,108
Net interest income	459,561	434,998	913,945	853,844
Provision for (reversal of) credit losses	3,245	26,404	14,166	80,384
Net interest income after provision for (reversal of) credit losses	456,316	408,594	899,779	773,460
Non-interest revenue:
Service charges on deposit accounts	25,258	22,907	48,372	44,720
Fiduciary and asset management fees	20,332	19,728	40,249	38,741
Card fees	20,132	19,418	41,359	38,904
Brokerage revenue	20,748	20,457	41,107	43,164
Mortgage banking income	4,435	3,944	7,773	7,362
Capital markets income	12,960	15,077	19,901	21,704
Income from bank-owned life insurance	10,279	8,097	18,363	15,444
Investment securities gains (losses), net	—	(256,660)	—	(256,660)
Other non-interest revenue	19,991	18,181	33,477	36,658
Total non-interest revenue	134,135	(128,851)	250,601	(9,963)
Non-interest expense:
Salaries and other personnel expense	192,182	179,407	377,692	367,928
Net occupancy, equipment, and software expense	48,589	46,415	97,241	93,223
Third-party processing and other services	23,535	21,783	45,409	42,041
Professional fees	10,197	15,655	19,976	23,286
FDIC insurance and other regulatory fees	7,534	6,493	16,078	30,312
Restructuring charges (reversals)	72	(658)	(1,220)	866
Other operating expense	33,592	32,706	68,559	66,886
Total non-interest expense	315,701	301,801	623,735	624,542
Income (loss) before income taxes	274,750	(22,058)	526,645	138,955
Income tax expense (benefit)	57,631	(7,378)	114,654	29,565
Net income (loss)	217,119	(14,680)	411,991	109,390
Less: Net income (loss) attributable to noncontrolling interest	(596)	(652)	(738)	(1,089)
Net income (loss) attributable to Synovus Financial Corp.	217,715	(14,028)	412,729	110,479
Less: Preferred stock dividends	11,395	9,713	22,718	19,398
Net income (loss) available to common shareholders	$206,320	$(23,741)	$390,011	$91,081
Net income (loss) per common share, basic	$1.49	$(0.16)	$2.79	$0.62
Net income (loss) per common share, diluted	1.48	(0.16)	2.77	0.62
Weighted average common shares outstanding, basic	138,891	145,565	139,783	145,998
Weighted average common shares outstanding, diluted	139,502	145,565	140,770	146,568

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended June 30,
	2025			2024
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$274,750	$(57,631)	$217,119	$(22,058)	$7,378	$(14,680)
Unamortized holding losses on investment securities transferred to held to maturity:
Net unamortized unrealized holding losses on available for sale investment securities transferred to held to maturity during the period	—	—	—	(708,549)	171,115	(537,434)
Reclassification adjustment for amortization of unrealized holding losses on held to maturity investment securities	18,656	(4,505)	14,151	20,638	(4,984)	15,654
Net change	18,656	(4,505)	14,151	(687,911)	166,131	(521,780)
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	52,239	(12,616)	39,623	673,802	(162,723)	511,079
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	256,660	(61,983)	194,677
Net change	52,239	(12,616)	39,623	930,462	(224,706)	705,756
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	27,838	(6,723)	21,115	(18,274)	4,413	(13,861)
Reclassification adjustment for realized (gains) losses included in net income	16,622	(4,014)	12,608	36,527	(8,822)	27,705
Net change	44,460	(10,737)	33,723	18,253	(4,409)	13,844
Total other comprehensive income (loss)	$115,355	$(27,858)	$87,497	$260,804	$(62,984)	$197,820
Comprehensive income (loss)			304,616			183,140
Less: comprehensive income (loss) attributable to noncontrolling interest			(596)			(652)
Comprehensive income (loss) attributable to Synovus Financial Corp.			$305,212			$183,792

	Six Months Ended June 30,
	2025			2024
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$526,645	$(114,654)	$411,991	$138,955	$(29,565)	$109,390
Unamortized holding losses on investment securities transferred to held to maturity:
Net unamortized unrealized holding losses on available for sale investment securities transferred to held to maturity during the period	—	—	—	(708,549)	171,115	(537,434)
Reclassification adjustment for amortization of unrealized holding losses on held to maturity investment securities	35,154	(8,489)	26,665	20,638	(4,984)	15,654
Net change	35,154	(8,489)	26,665	(687,911)	166,131	(521,780)
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	185,328	(44,757)	140,571	518,166	(125,137)	393,029
Reclassification adjustment for realized (gains) losses included in net income	—	—	—	256,660	(61,983)	194,677
Net change	185,328	(44,757)	140,571	774,826	(187,120)	587,706
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	49,659	(11,993)	37,666	(75,330)	18,192	(57,138)
Reclassification adjustment for realized (gains) losses included in net income	35,124	(8,482)	26,642	76,350	(18,439)	57,911
Net change	84,783	(20,475)	64,308	1,020	(247)	773
Total other comprehensive income (loss)	$305,265	$(73,721)	$231,544	$87,935	$(21,236)	$66,699
Comprehensive income			643,535			176,089
Less: comprehensive income (loss) attributable to noncontrolling interest			(738)			(1,089)
Comprehensive income attributable to Synovus Financial Corp.			$644,273			$177,178

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at March 31, 2025	$537,145	$172,660	$3,983,395	$(1,337,676)	$(826,718)	$2,861,945	21,552	$5,412,303
Net income (loss)	—	—	—	—	—	217,715	(596)	217,119
Other comprehensive income (loss), net of income taxes	—	—	—	—	87,497	—	—	87,497
Cash dividends declared on common stock - $0.39 per share	—	—	—	—	—	(53,998)	—	(53,998)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(11,395)	—	(11,395)
Repurchases of common stock including costs to repurchase	—	—	—	(21,437)	—	—	—	(21,437)
Restricted share unit vesting and taxes paid related to net share settlement	—	37	(59)	—	—	(156)	—	(178)
Stock options exercised, net	—	6	169	—	—	—	—	175
Share-based compensation expense	—	—	8,556	—	—	—	—	8,556
Balance at June 30, 2025	$537,145	$172,703	$3,992,061	$(1,359,113)	$(739,221)	$3,014,111	$20,956	$5,638,642

Balance at March 31, 2024	$537,145	$171,873	$3,957,576	$(974,499)	$(1,248,194)	$2,574,017	$23,718	$5,041,636
Net income (loss)	—	—	—	—	—	(14,028)	(652)	(14,680)
Other comprehensive income (loss), net of income taxes	—	—	—	—	197,820	—	—	197,820
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(54,781)	—	(54,781)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(9,713)	—	(9,713)
Repurchases of common stock including costs to repurchase	—	—	—	(91,740)	—	—	—	(91,740)
Restricted share unit vesting and taxes paid related to net share settlement	—	28	(124)	—	—	(108)	—	(204)
Stock options exercised, net	—	35	758	—	—	—	—	793
Share-based compensation expense	—	—	7,541	—	—	—	—	7,541
Balance at June 30, 2024	$537,145	$171,936	$3,965,751	$(1,066,239)	$(1,050,374)	$2,495,387	$23,066	$5,076,672

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2024	$537,145	$172,186	$3,986,729	$(1,216,827)	$(970,765)	$2,736,089	$21,694	$5,266,251
Net income (loss)	—	—	—	—	—	412,729	(738)	411,991
Other comprehensive income (loss), net of income taxes	—	—	—	—	231,544	—	—	231,544
Cash dividends declared on common stock - $0.78 per share	—	—	—	—	—	(108,719)	—	(108,719)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(22,718)	—	(22,718)
Repurchases of common stock including costs to repurchase	—	—	—	(142,286)	—	—	—	(142,286)
Restricted share unit vesting and taxes paid related to net share settlement	—	496	(12,368)	—	—	(3,270)	—	(15,142)
Stock options exercised, net	—	21	508	—	—	—	—	529
Share-based compensation expense	—	—	17,192	—	—	—	—	17,192
Balance at June 30, 2025	$537,145	$172,703	$3,992,061	$(1,359,113)	$(739,221)	$3,014,111	$20,956	$5,638,642

Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148
Net income (loss)	—	—	—	—	—	110,479	(1,089)	109,390
Other comprehensive income (loss), net of income taxes	—	—	—	—	66,699	—	—	66,699
Cash dividends declared on common stock - $0.76 per share	—	—	—	—	—	(110,420)	—	(110,420)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(19,398)	—	(19,398)
Repurchases of common stock including costs to repurchase	—	—	—	(121,755)	—	—	—	(121,755)
Restricted share unit vesting and taxes paid related to net share settlement	—	488	(8,617)	—	—	(2,500)	—	(10,629)
Stock options exercised, net	—	88	2,039	—	—	—	—	2,127
Share-based compensation expense	—	—	16,510	—	—	—	—	16,510
Balance at June 30, 2024	$537,145	$171,936	$3,965,751	$(1,066,239)	$(1,050,374)	$2,495,387	$23,066	$5,076,672

(1)    For the three months ended June 30, 2025, dividends per share were $0.51 for Series D and $0.52 for Series E Preferred Stock. For the three months ended June 30, 2024, dividends per share were $0.57 for Series D and $0.37 for Series E Preferred Stock.
(2)    For the six months ended June 30, 2025, dividends per share were $1.00 for Series D and $1.05 for Series E Preferred Stock. For the six months ended June 30, 2024, dividends per share were $1.14 for Series D and $0.73 for Series E Preferred Stock.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30,
(in thousands)	2025	2024
Operating Activities
Net income	$411,991	$109,390
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	14,166	80,384
Depreciation, amortization, and accretion, net	25,073	34,210
Deferred income tax expense (benefit)	9,295	8,958
Originations of loans held for sale	(3,556,082)	(2,628,732)
Proceeds from sales and payments on loans held for sale	3,498,677	2,547,048
Gain on sales of loans held for sale, net	(5,801)	(5,132)
(Increase) decrease in other assets	227,544	(234,360)
Increase (decrease) in other liabilities	(404,984)	120,137
Investment securities (gains) losses, net	—	256,660
Share-based compensation expense	15,607	15,621
Net gain on sales of other real estate and other assets held for sale	(355)	(899)
Net cash provided by (used in) operating activities	235,131	303,285
Investing Activities
Proceeds from maturities and principal collections of investment securities held to maturity	110,510	66,100
Proceeds from maturities and principal collections of investment securities available for sale	270,815	350,809
Proceeds from sales of investment securities available for sale	—	1,365,923
Purchases of investment securities available for sale	(324,304)	(1,876,434)
Net proceeds from sales of loans	9,285	8,853
Net (increase) decrease in loans	(969,652)	206,787
Net (purchases) redemptions of Federal Home Loan Bank stock	(102,396)	(16,650)
Net (purchases) redemptions of Federal Reserve Bank stock	(85)	(12,117)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	7,533	1,564
Net increase in premises, equipment and software	(14,690)	(28,536)
Proceeds from sales of other real estate and other assets held for sale	2,534	24,787
Net cash provided by (used in) investing activities	(1,010,450)	91,086
Financing Activities
Net increase (decrease) in deposits	(1,181,941)	(544,612)
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	(46,401)	(95,550)
Repayments and redemption of long-term debt	—	(800,000)
Proceeds from long-term debt, net	2,150,000	1,150,000
Dividends paid to common shareholders	(108,393)	(111,372)
Dividends paid to preferred shareholders	(22,718)	(19,398)
Repurchases of common stock	(142,286)	(121,755)
Issuances, net of taxes paid, under equity compensation plans	(14,613)	(8,502)
Net cash provided by (used in) financing activities	633,648	(551,189)
Increase (decrease) in cash and cash equivalents including restricted cash	(141,671)	(156,818)
Cash, cash equivalents, and restricted cash, at beginning of period	2,993,987	2,451,426
Cash, cash equivalents, and restricted cash at end of period	$2,852,316	$2,294,608

Supplemental Disclosures:
Income taxes paid	$61,747	$28,961
Interest paid	646,508	730,439
Non-cash Activities
Loans foreclosed and transferred to other real estate	1,038	21,992
Investment securities transferred from available for sale to held to maturity	—	2,715,635
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

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted)
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	Annual period beginning on January 1, 2025	The Company adopted the new disclosures for the annual periods beginning on January 1, 2025. The Company will include the applicable and relevant required disclosures in the Income Taxes footnote in the Form 10-K.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all prior periods is permitted.	January 1, 2027	The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2027, and interim periods starting on January 1, 2028. The Company is currently evaluating the impact of the incremental expense information that will be required to be disclosed.

Note 2 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at June 30, 2025 and December 31, 2024 are summarized below.

	June 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,502,639	$—	$(26,350)	$2,476,289
Total investment securities held to maturity(1)	$2,502,639	$—	$(26,350)	$2,476,289

Investment securities available for sale:
U.S. Treasury securities	$1,220,809	$20,119	$(2)	$1,240,926
U.S. Government agency securities	29,995	—	(284)	29,711
Mortgage-backed securities issued by U.S. Government agencies	1,551,556	6,540	(101,208)	1,456,888
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,239,222	1,792	(199,625)	2,041,389
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	623,963	119	(88,413)	535,669
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,467,691	41,667	(24,284)	2,485,074
Corporate debt securities and other debt securities	9,160	7	—	9,167
Total investment securities available for sale(2)	$8,142,396	$70,244	$(413,816)	$7,798,824

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,581,469	$—	$(56,944)	$2,524,525
Total investment securities held to maturity(1)	$2,581,469	$—	$(56,944)	$2,524,525

Investment securities available for sale:
U.S. Treasury securities	$1,214,363	$3,203	$(4,824)	$1,212,742
U.S. Government agency securities	29,993	—	(830)	29,163
Mortgage-backed securities issued by U.S. Government agencies	1,583,331	848	(121,389)	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,294,700	250	(260,915)	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	657,453	—	(107,252)	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,290,968	4,724	(42,576)	2,253,116
Corporate debt securities and other debt securities	9,110	—	(139)	8,971
Total investment securities available for sale(2)	$8,079,918	$9,025	$(537,925)	$7,551,018

(1) The amounts reported exclude accrued interest receivable on investment securities HTM of $5.5 million and $5.7 million at June 30, 2025 and December 31, 2024, respectively, which are presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of investment securities HTM includes a discount of $(614.6) million and $(649.7) million at June 30, 2025 and December 31, 2024, respectively, related to the unamortized portion of unrealized losses on investment securities HTM.
(2) The amounts reported exclude accrued interest receivable on investment securities AFS of $29.8 million and $29.5 million at June 30, 2025 and December 31, 2024, respectively, which are presented as a component of other assets on the consolidated balance sheets.
At June 30, 2025, investment securities AFS and investment securities HTM with carrying values of $3.21 billion and $2.22 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.

At December 31, 2024, investment securities AFS and investment securities HTM with a carrying value of $2.83 billion and $2.45 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024 are presented below.

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$22,859	$(2)	$—	$—	$22,859	$(2)
U.S. Government agency securities	—	—	29,711	(284)	29,711	(284)
Mortgage-backed securities issued by U.S. Government agencies	305,312	(3,292)	563,032	(97,916)	868,344	(101,208)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	413,103	(4,210)	1,511,874	(195,415)	1,924,977	(199,625)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	—	506,401	(88,413)	506,401	(88,413)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	68,265	(597)	283,581	(23,687)	351,846	(24,284)
Total	$809,539	$(8,101)	$2,894,599	$(405,715)	$3,704,138	$(413,816)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$716,367	$(4,824)	$—	$—	$716,367	$(4,824)
U.S. Government agency securities	—	—	29,163	(830)	29,163	(830)
Mortgage-backed securities issued by U.S. Government agencies	716,268	(8,431)	577,468	(112,958)	1,293,736	(121,389)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	456,887	(12,503)	1,542,618	(248,412)	1,999,505	(260,915)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	29,040	(820)	521,161	(106,432)	550,201	(107,252)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,060,903	(10,624)	276,850	(31,952)	1,337,753	(42,576)
Corporate debt securities and other debt securities	—	—	8,971	(139)	8,971	(139)
Total	$2,979,465	$(37,202)	$2,956,231	$(500,723)	$5,935,696	$(537,925)

As of June 30, 2025, Synovus had 28 investment securities AFS in a loss position for less than 12 months and 208 investment securities AFS in a loss position for 12 months or longer. As of June 30, 2025, Synovus does not intend to sell investment securities AFS in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the AFS securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at June 30, 2025.
At June 30, 2025, no ACL was established for investment securities AFS. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
As of June 30, 2025, all investment securities HTM were rated investment grade or supported by U.S. government agencies and have no history of credit losses supporting the application of a zero-credit loss assumption and no allowance for credit losses.
The amortized cost and fair value by contractual maturity of investment securities HTM and investment securities AFS at June 30, 2025 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Investment securities HTM
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	$—	$—	$—	$2,502,639	$2,502,639
Fair value	—	—	—	2,476,289	2,476,289

Investment securities AFS
U.S. Treasury securities
Amortized cost	$131,387	$887,761	$201,661	$—	$1,220,809
Fair value	131,900	902,835	206,191	—	1,240,926
U.S. Government agency securities
Amortized cost	—	29,995	—	—	29,995
Fair value	—	29,711	—	—	29,711
Mortgage-backed securities issued by U.S. Government agencies
Amortized cost	—	34	2	1,551,520	1,551,556
Fair value	—	34	2	1,456,852	1,456,888
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	—	—	—	2,239,222	2,239,222
Fair value	—	—	—	2,041,389	2,041,389
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	11	7,867	616,085	623,963
Fair value	—	11	7,718	527,940	535,669
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises
Amortized cost	9,549	1,541,359	899,958	16,825	2,467,691
Fair value	9,436	1,550,689	910,364	14,585	2,485,074
Corporate debt securities and other debt securities
Amortized cost	—	9,160	—	—	9,160
Fair value	—	9,167	—	—	9,167

Gross gains and gross losses on sales of investment securities AFS for the three and six months ended June 30, 2025 and 2024 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Gross realized losses on sales	$—	$(256,660)	$—	$(256,660)
Investment securities gains (losses), net	$—	$(256,660)	$—	$(256,660)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$15,113,723	$12,810	$2,098	$14,908	$100,571	$9,610	$15,238,812
Owner-occupied	7,797,157	7,168	36,079	43,247	11,077	8,051	7,859,532
Total commercial and industrial	22,910,880	19,978	38,177	58,155	111,648	17,661	23,098,344
Investment properties	11,250,988	1,009	—	1,009	35,401	22,122	11,309,520
1-4 family properties	533,156	1,336	—	1,336	2,386	—	536,878
Land and development	291,330	608	—	608	1,354	—	293,292
Total commercial real estate	12,075,474	2,953	—	2,953	39,141	22,122	12,139,690
Consumer mortgages	5,192,882	10,582	—	10,582	41,849	1,627	5,246,940
Home equity	1,815,612	19,559	—	19,559	17,098	615	1,852,884
Credit cards	191,172	1,656	1,802	3,458	—	—	194,630
Other consumer loans	989,014	9,474	86	9,560	5,620	34	1,004,228
Total consumer	8,188,680	41,271	1,888	43,159	64,567	2,276	8,298,682
Loans, net of deferred fees and costs(1)(2)	$43,175,034	$64,202	$40,065	$104,267	$215,356	$42,059	$43,536,716

	December 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,352,839	$12,947	$10,332	$23,279	$98,145	$24,729	$14,498,992
Owner-occupied	7,754,052	7,700	36,005	43,705	21,119	13,261	7,832,137
Total commercial and industrial	22,106,891	20,647	46,337	66,984	119,264	37,990	22,331,129
Investment properties	11,105,168	2,006	—	2,006	74,030	—	11,181,204
1-4 family properties	541,897	1,636	—	1,636	2,385	—	545,918
Land and development	284,793	1,113	202	1,315	1,389	—	287,497
Total commercial real estate	11,931,858	4,755	202	4,957	77,804	—	12,014,619
Consumer mortgages	5,228,580	9,362	—	9,362	50,834	—	5,288,776
Home equity	1,800,614	13,131	177	13,308	17,365	—	1,831,287
Credit cards	182,435	1,573	1,863	3,436	—	—	185,871
Other consumer loans	940,608	10,818	13	10,831	5,907	—	957,346
Total consumer	8,152,237	34,884	2,053	36,937	74,106	—	8,263,280
Loans, net of deferred fees and costs(1)(2)	$42,190,986	$60,286	$48,592	$108,878	$271,174	$37,990	$42,609,028

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $220.4 million and $217.1 million at June 30, 2025 and December 31, 2024, respectively, which is presented as a component of other assets on the consolidated balance sheets.
(2) Loans are presented net of deferred loan fees and costs totaling $36.6 million and $34.1 million at June 30, 2025 and December 31, 2024, respectively.
Pledged Loans
Loans with carrying values of $23.59 billion and $24.66 billion, respectively, were pledged as collateral for borrowings and capacity at June 30, 2025 and December 31, 2024 to the FHLB and Federal Reserve Bank.

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

The following table summarizes each loan portfolio class by risk grade and origination year as of June 30, 2025 and December 31, 2024 as required under CECL.

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$834,972	$1,227,041	$964,959	$681,276	$1,057,852	$2,165,013	$7,657,600	$57,245	$14,645,958
Special Mention	2,298	421	10,473	17,003	14,044	7,138	116,485	—	167,862
Substandard	20,217	11,994	13,439	56,947	10,835	53,130	244,769	—	411,331
Doubtful	—	1,597	—	—	5,911	934	4,697	—	13,139
Loss	—	—	—	—	—	—	522	—	522
Total commercial, financial and agricultural	857,487	1,241,053	988,871	755,226	1,088,642	2,226,215	8,024,073	57,245	15,238,812
Current YTD Period:
Gross charge-offs	—	6,940	3,114	712	660	1,395	10,237	—	23,058
Owner-occupied
Pass	473,079	734,624	911,813	1,450,992	1,115,536	2,127,563	713,999	—	7,527,606
Special Mention	1,535	—	11,856	51,752	26,384	19,234	—	—	110,761
Substandard	277	2,747	9,543	50,878	19,962	95,076	42,682	—	221,165
Total owner-occupied	474,891	737,371	933,212	1,553,622	1,161,882	2,241,873	756,681	—	7,859,532
Current YTD Period:
Gross charge-offs	—	—	89	12	—	3,422	—	—	3,523
Total commercial and industrial	1,332,378	1,978,424	1,922,083	2,308,848	2,250,524	4,468,088	8,780,754	57,245	23,098,344
Current YTD Period:
Gross charge-offs	$—	$6,940	$3,203	$724	$660	$4,817	$10,237	$—	$26,581
Investment properties
Pass	799,456	907,013	751,062	3,060,601	2,171,816	2,947,023	134,935	—	10,771,906
Special Mention	15,676	4,858	3,207	211,581	124,149	85,244	1,493	—	446,208
Substandard	2,644	1,334	1,671	7,332	41,797	15,698	—	—	70,476
Doubtful	—	—	—	—	20,925	—	—	—	20,925
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	817,776	913,205	755,940	3,279,514	2,358,687	3,047,970	136,428	—	11,309,520
Current YTD Period:
Gross charge-offs	—	—	—	168	18,545	—	—	—	18,713
1-4 family properties
Pass	97,514	117,365	62,246	85,023	77,029	66,492	20,868	—	526,537
Special Mention	572	—	750	796	—	240	—	—	2,358
Substandard	—	966	365	3,306	251	3,050	45	—	7,983
Total 1-4 family properties	98,086	118,331	63,361	89,125	77,280	69,782	20,913	—	536,878
Current YTD Period:
Gross charge-offs	—	—	109	—	—	5	—	—	114

	June 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Land and development
Pass	22,107	51,098	74,852	36,594	25,148	60,483	20,257	—	290,539
Special Mention	—	—	—	—	—	321	—	—	321
Substandard	—	—	1,649	—	47	736	—	—	2,432
Total land and development	22,107	51,098	76,501	36,594	25,195	61,540	20,257	—	293,292
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	—	—	—
Total commercial real estate	937,969	1,082,634	895,802	3,405,233	2,461,162	3,179,292	177,598	—	12,139,690
Current YTD Period:
Gross charge-offs	$—	$—	$109	$168	$18,545	$5	$—	$—	$18,827
Consumer mortgages
Pass	227,904	449,791	637,413	634,620	903,501	2,332,870	12	—	5,186,111
Substandard	—	265	2,482	6,221	6,429	45,393	—	—	60,790
Loss	—	—	—	—	—	39	—	—	39
Total consumer mortgages	227,904	450,056	639,895	640,841	909,930	2,378,302	12	—	5,246,940
Current YTD Period:
Gross charge-offs	—	—	—	145	254	1,130	—	—	1,529
Home equity
Pass	—	—	—	—	—	—	1,422,617	409,065	1,831,682
Substandard	—	—	—	—	—	—	12,256	8,242	20,498
Loss	—	—	—	—	—	—	556	148	704
Total home equity	—	—	—	—	—	—	1,435,429	417,455	1,852,884
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	8	70	78
Credit cards
Pass	—	—	—	—	—	—	192,877	—	192,877
Substandard	—	—	—	—	—	—	618	—	618
Loss	—	—	—	—	—	—	1,135	—	1,135
Total credit cards	—	—	—	—	—	—	194,630	—	194,630
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	3,520	—	3,520
Other consumer loans
Pass	158,173	106,179	68,968	98,904	119,085	146,086	300,045	—	997,440
Substandard	227	445	1,124	1,127	2,436	1,372	57	—	6,788
Total other consumer loans	158,400	106,624	70,092	100,031	121,521	147,458	300,102	—	1,004,228
Current YTD Period:
Gross charge-offs	284	1,375	2,185	1,455	2,192	2,723	811	—	11,025
Total consumer	386,304	556,680	709,987	740,872	1,031,451	2,525,760	1,930,173	417,455	8,298,682
Current YTD Period:
Gross charge-offs	$284	$1,375	$2,185	$1,600	$2,446	$3,853	$4,339	$70	$16,152
Loans, net of deferred fees and costs	$2,656,651	$3,617,738	$3,527,872	$6,454,953	$5,743,137	$10,173,140	$10,888,525	$474,700	$43,536,716
Current YTD Period:
Gross charge-offs	$284	$8,315	$5,497	$2,492	$21,651	$8,675	$14,576	$70	$61,560

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,200,861	$1,001,989	$739,134	$1,195,316	$629,109	$1,586,291	$7,372,228	$81,796	$13,806,724
Special Mention	1,555	20,255	17,775	18,403	2,464	36,817	158,968	—	256,237
Substandard	20,920	12,397	59,487	14,694	39,482	17,028	258,070	493	422,571
Doubtful	—	—	—	5,911	—	1,869	5,145	—	12,925
Loss	—	—	—	—	—	—	535	—	535
Total commercial, financial and agricultural	1,223,336	1,034,641	816,396	1,234,324	671,055	1,642,005	7,794,946	82,289	14,498,992
Current YTD Period:
Gross charge-offs	7,696	16,499	3,786	8,787	997	4,413	53,736	—	95,914
Owner-occupied
Pass	691,899	981,593	1,468,946	1,220,421	872,744	1,621,387	619,519	—	7,476,509
Special Mention	1,099	2,466	65,733	5,397	34,244	12,621	—	—	121,560
Substandard	2,568	5,838	34,147	20,698	49,766	65,147	55,904	—	234,068
Total owner-occupied	695,566	989,897	1,568,826	1,246,516	956,754	1,699,155	675,423	—	7,832,137
Current YTD Period:
Gross charge-offs	—	76	543	304	1,567	17,558	3,426	—	23,474
Total commercial and industrial	1,918,902	2,024,538	2,385,222	2,480,840	1,627,809	3,341,160	8,470,369	82,289	22,331,129
Current YTD Period:
Gross charge-offs	$7,696	$16,575	$4,329	$9,091	$2,564	$21,971	$57,162	$—	$119,388
Investment properties
Pass	769,775	642,808	3,306,914	2,406,325	898,363	2,405,650	227,460	—	10,657,295
Special Mention	4,583	2,211	97,443	200,780	—	68,559	—	—	373,576
Substandard	—	1,689	10,093	83,795	1,466	13,884	—	—	110,927
Doubtful	—	—	—	39,401	—	—	—	—	39,401
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	774,358	646,708	3,414,450	2,730,301	899,829	2,488,098	227,460	—	11,181,204
Current YTD Period:
Gross charge-offs	—	—	527	4,752	—	4,602	—	—	9,881
1-4 family properties
Pass	159,008	79,094	95,050	81,630	28,845	53,167	40,133	—	536,927
Special Mention	—	—	1,060	663	169	1,300	—	—	3,192
Substandard	919	840	1,618	233	287	1,857	45	—	5,799
Total 1-4 family properties	159,927	79,934	97,728	82,526	29,301	56,324	40,178	—	545,918
Current YTD Period:
Gross charge-offs	—	103	—	—	—	143	—	—	246
Land and development
Pass	55,564	87,465	54,214	26,002	4,933	41,749	14,798	—	284,725
Special Mention	—	138	—	25	—	390	—	—	553
Substandard	—	1,347	—	—	153	719	—	—	2,219
Total land and development	55,564	88,950	54,214	26,027	5,086	42,858	14,798	—	287,497
Current YTD Period:
Gross charge-offs	—	—	—	—	35	22	—	—	57
Total commercial real estate	989,849	815,592	3,566,392	2,838,854	934,216	2,587,280	282,436	—	12,014,619
Current YTD Period:
Gross charge-offs	$—	$103	$527	$4,752	$35	$4,767	$—	$—	$10,184

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$457,176	$681,844	$670,652	$947,395	$1,119,610	$1,341,463	$25	$—	$5,218,165
Substandard	190	1,872	5,590	7,117	17,918	37,895	—	—	70,582
Loss	—	—	—	—	—	29	—	—	29
Total consumer mortgages	457,366	683,716	676,242	954,512	1,137,528	1,379,387	25	—	5,288,776
Current YTD Period:
Gross charge-offs	—	11	—	3	30	122	—	—	166
Home equity
Pass	—	—	—	—	—	—	1,386,370	424,891	1,811,261
Substandard	—	—	—	—	—	—	11,464	7,729	19,193
Loss	—	—	—	—	—	—	554	279	833
Total home equity	—	—	—	—	—	—	1,398,388	432,899	1,831,287
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	230	106	336
Credit cards
Pass	—	—	—	—	—	—	184,061	—	184,061
Substandard	—	—	—	—	—	—	701	—	701
Loss	—	—	—	—	—	—	1,109	—	1,109
Total credit cards	—	—	—	—	—	—	185,871	—	185,871
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,153	—	7,153
Other consumer loans
Pass	150,051	81,087	119,274	144,297	78,961	91,802	284,801	—	950,273
Substandard	310	1,046	1,298	2,692	1,132	524	59	—	7,061
Loss	—	—	—	—	—	—	12	—	12
Total other consumer loans	150,361	82,133	120,572	146,989	80,093	92,326	284,872	—	957,346
Current YTD Period:
Gross charge-offs	576	3,740	4,840	7,601	2,140	2,509	2,315	—	23,721
Total consumer	607,727	765,849	796,814	1,101,501	1,217,621	1,471,713	1,869,156	432,899	8,263,280
Current YTD Period:
Gross charge-offs	$576	$3,751	$4,840	$7,604	$2,170	$2,631	$9,698	$106	$31,376
Loans, net of deferred fees and costs	$3,516,478	$3,605,979	$6,748,428	$6,421,195	$3,779,646	$7,400,153	$10,621,961	$515,188	$42,609,028
Current YTD Period:
Gross charge-offs	$8,272	$20,429	$9,696	$21,447	$4,769	$29,369	$66,860	$106	$160,948

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three and six months ended June 30, 2025.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and six months ended June 30, 2025 and 2024. During the three and six months ended June 30, 2025 and 2024, Synovus had no significant transfers to loans held for sale.

	As Of and For the Three Months Ended June 30, 2025
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2025	$205,903	$126,220	$146,084	$478,207
Charge-offs	(16,227)	(9,402)	(8,784)	(34,413)
Recoveries	12,742	1,068	2,302	16,112
Provision for (reversal of) loan losses	2,822	(147)	2,250	4,925
Ending balance at June 30, 2025	$205,240	$117,739	$141,852	$464,831

	As Of and For the Three Months Ended June 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at March 31, 2024	$213,482	$152,627	$126,552	$492,661
Charge-offs	(34,379)	(263)	(7,649)	(42,291)
Recoveries	4,589	462	2,755	7,806
Provision for (reversal of) loan losses	37,038	(11,146)	1,033	26,925
Ending balance at June 30, 2024	$220,730	$141,680	$122,691	$485,101

	As Of and For the Six Months Ended June 30, 2025
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2024	$210,525	$134,021	$142,299	$486,845
Charge-offs	(26,581)	(18,827)	(16,152)	(61,560)
Recoveries	15,712	1,119	5,062	21,893
Provision for (reversal of) loan losses	5,584	1,426	10,643	17,653
Ending balance at June 30, 2025	$205,240	$117,739	$141,852	$464,831

	As Of and For the Six Months Ended June 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(72,322)	(3,974)	(16,563)	(92,859)
Recoveries	7,877	1,229	4,912	14,018
Provision for (reversal of) loan losses	66,205	10,667	7,685	84,557
Ending balance at June 30, 2024	$220,730	$141,680	$122,691	$485,101

The ALL of $464.8 million and the reserve for unfunded commitments of $49.0 million, which is recorded in other liabilities, comprise the total ACL of $513.8 million at June 30, 2025. The ACL decreased $25.5 million compared to the December 31, 2024 ACL of $539.3 million, which consisted of an ALL of $486.8 million and a reserve for unfunded commitments of $52.5 million. The ACL to loans coverage ratio was 1.18% at June 30, 2025, compared to 1.27% at December 31, 2024. When compared to the year-end 2024 ACL, the June 30, 2025 ACL was characterized by improved credit performance, partially offset by increased economic uncertainty. The Company includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate. The June 30, 2025 and December 31, 2024 allowance included qualitative adjustments for higher risk portfolios such as C&I (which includes Leveraged Lending), CRE Office, and CRE Multi-family.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting stronger growth than the baseline, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At June 30, 2025, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.9% over the forecasted period at June 30, 2025, compared to 4.6% at December 31, 2024.
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
The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three and six months ended June 30, 2025 and 2024. Tables within this section exclude loans that were paid-off or are otherwise no longer in the loan portfolio as of the period end.

	Three Months Ended June 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$676	$18,395	$21,469	$—	$40,540	0.3%
Owner-occupied	574	—	—	—	574	—
Total commercial and industrial	1,250	18,395	21,469	—	41,114	0.2
Investment properties	—	141	—	—	141	—
1-4 family properties	—	1,273	—	—	1,273	0.2
Total commercial real estate	—	1,414	—	—	1,414	—
Consumer mortgages	—	—	3,910	—	3,910	0.1
Other consumer loans	172	988	19	18	1,197	0.1
Total consumer	172	988	3,929	18	5,107	0.1
Total FDMs	$1,422	$20,797	$25,398	$18	$47,635	0.1%

	Six Months Ended June 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$676	$19,306	$21,469	$—	$41,451	0.3%
Owner-occupied	574	—	—	—	574	—
Total commercial and industrial	1,250	19,306	21,469	—	42,025	0.2
Investment properties		141	—	—	141	—
1-4 family properties	—	1,273	—	—	1,273	0.2
Total commercial real estate	—	1,414	—	—	1,414	—
Consumer mortgages		—	8,541	—	8,541	0.2
Other consumer loans	211	1,479	19	30	1,739	0.2
Total consumer	211	1,479	8,560	30	10,280	0.1
Total FDMs	$1,461	$22,199	$30,029	$30	$53,719	0.1%

	Three Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$9,109	$—	$9,109	0.1%
Total commercial and industrial	—	9,109	—	9,109	—
Total commercial real estate	—	—	—	—	—
Other consumer loans	58	211	—	269	—
Total consumer	58	211	—	269	—
Total FDMs	$58	$9,320	$—	$9,378	—%

	Six Months Ended June 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural		$11,638	$—	$11,638	0.1%
Owner-occupied	—	193	—	193	—
Total commercial and industrial	—	11,831	—	11,831	0.1
Investment properties	—	2,236	—	2,236	—
Total commercial real estate	—	2,236	—	2,236	—
Consumer mortgages	123	—	210	333	—
Other consumer loans	179	463	—	642	0.1
Total consumer	302	463	210	975	—
Total FDMs	$302	$14,530	$210	$15,042	—%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	1.0%	8	14	1.0%	8	14
Owner-occupied	1.0	—	—	1.0	—	—
Investment properties	—	3	—	—	3	—
1-4 family properties	—	3	—	—	3	—
Consumer mortgages	—	—	6	—	—	6
Other consumer loans	2.6	108	12	2.5	107	12

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	—%	20	—%	19	—
Owner-occupied	—	—	—	60	—
Investment properties	—	—	—	12	—
Consumer mortgages	—	—	2.3	—	7
Other consumer loans	7.5	66	4.0	71	—

During the three months and six months ended June 30, 2025, there were no material FDMs that subsequently defaulted. During the three and six months ended June 30, 2024, commercial, financial and agricultural loans of $3.1 million and $74.7 million, respectively, defaulted that were previously modified in the prior 12 months by receiving a term extension. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of June 30, 2025 and December 31, 2024, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.
Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following tables provide a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to June 30, 2025 and June 30, 2024, respectively.

	As of June 30, 2025
(in thousands)	Current	Accruing 30-89 Days Past Due	Non-accrual	Total
Commercial, financial and agricultural	$41,253	$649	$2,080	$43,982
Owner-occupied	574	—	—	574
Total commercial and industrial	41,827	649	2,080	44,556
Investment properties	30,110	—	32,782	62,892
1-4 family properties	1,273	—	—	1,273
Total commercial real estate	31,383	—	32,782	64,165
Consumer mortgages	260	—	9,943	10,203
Other consumer loans	1,957	21	—	1,978
Total consumer	2,217	21	9,943	12,181
Total FDMs	$75,427	$670	$44,805	$120,902

	As of June 30, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Non-accrual	Total
Commercial, financial and agricultural	$40,022	$1,287	$4,487	$45,796
Owner-occupied	31,892	317	260	32,469
Total commercial and industrial	71,914	1,604	4,747	78,265
Investment properties	2,544	—	—	2,544
1-4 family properties	33	—	—	33
Land and development	1,100	—	—	1,100
Total commercial real estate	3,677	—	—	3,677
Consumer mortgages	542		1,553	2,095
Other consumer loans	854	174	332	1,360
Total consumer	1,396	174	1,885	3,455
Total FDMs	$76,987	$1,778	$6,632	$85,397

Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
On December 13, 2024 the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended June 30, 2025, Synovus repurchased 476 thousand shares of common stock at an average price of $44.64 per share via open market transactions. During the six months ended June 30, 2025, Synovus repurchased 2.9 million shares of common stock at an average price of $48.62 per share via open market transactions.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2025 and 2024.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unamortized holding (losses) gains on AFS investment securities transferred to HTM	Net unrealized gains (losses) on investment securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at March 31, 2025	$(480,314)	$(310,465)	$(35,939)	$(826,718)
Other comprehensive income (loss) before reclassifications	—	39,623	21,115	60,738
Amounts reclassified from AOCI	14,151	—	12,608	26,759
Net current period other comprehensive income (loss)	14,151	39,623	33,723	87,497
Balance at June 30, 2025	$(466,163)	$(270,842)	$(2,216)	$(739,221)

Balance at March 31, 2024	$—	$(1,116,309)	$(131,885)	$(1,248,194)
Other comprehensive income (loss) before reclassifications	(537,434)	511,079	(13,861)	(40,216)
Amounts reclassified from AOCI	15,654	194,677	27,705	238,036
Net current period other comprehensive income (loss)	(521,780)	705,756	13,844	197,820
Balance at June 30, 2024	$(521,780)	$(410,553)	$(118,041)	$(1,050,374)

Balance at December 31, 2024	$(492,828)	$(411,413)	$(66,524)	$(970,765)
Other comprehensive income (loss) before reclassifications	—	140,571	37,666	178,237
Amounts reclassified from AOCI	26,665	—	26,642	53,307
Net current period other comprehensive income (loss)	26,665	140,571	64,308	231,544
Balance at June 30, 2025	$(466,163)	$(270,842)	$(2,216)	$(739,221)

Balance at December 31, 2023	$—	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	(537,434)	393,029	(57,138)	(201,543)
Amounts reclassified from AOCI	15,654	194,677	57,911	268,242
Net current period other comprehensive income (loss)	(521,780)	587,706	773	66,699
Balance at June 30, 2024	$(521,780)	$(410,553)	$(118,041)	$(1,050,374)

(1)    For June 30, 2025 and 2024, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $10.2 million and $11.6 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 5 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	June 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$4,000	$—	$—	$4,000	$—	$—	$—	$—
State and municipal securities	—	59	—	59	—	473	—	473
Asset-backed securities	—	11,312	—	11,312	—	9,240	—	9,240
Other investments	—	104	—	104	—	—	—	—
Total trading securities	$4,000	$11,475	$—	$15,475	$—	$9,713	$—	$9,713
Investment securities available for sale:
U.S. Treasury securities	$1,240,926	$—	$—	$1,240,926	$1,212,742	$—	$—	$1,212,742
U.S. Government agency securities	—	29,711	—	29,711	—	29,163	—	29,163
Mortgage-backed securities issued by U.S. Government agencies	—	1,456,888	—	1,456,888	—	1,462,790	—	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,041,389	—	2,041,389	—	2,034,035	—	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	535,669	—	535,669	—	550,201	—	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	2,485,074	—	2,485,074	—	2,253,116	—	2,253,116
Corporate debt securities and other debt securities	—	9,167	—	9,167	—	8,971	—	8,971
Total investment securities available for sale	$1,240,926	$6,557,898	$—	$7,798,824	$1,212,742	$6,338,276	$—	$7,551,018
Mortgage loans held for sale	$—	$45,136	$—	$45,136	$—	$33,448	$—	$33,448
Other investments	—	—	16,899	16,899	—	—	14,831	14,831
Mutual funds and mutual funds held in rabbi trusts	69,686	—	—	69,686	63,371	—	—	63,371
Derivative assets	—	82,664	—	82,664	—	83,895	—	83,895
Liabilities
Mutual funds held in rabbi trusts	54,318	—	—	54,318	48,351	—	—	48,351
Derivative liabilities(1)	—	134,644	—	134,644	—	216,325	—	216,325

(1)    Excludes from Level 3 the Visa derivative of $62 thousand and $64 thousand at June 30, 2025 and December 31, 2024, respectively. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.
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

Mortgage Loans Held for Sale
(in thousands)	As of June 30, 2025	As of December 31, 2024
Fair value	$45,136	$33,448
Unpaid principal balance	43,589	32,770
Fair value less aggregate unpaid principal balance	$1,547	$678

Changes in Fair Value Included in Net Income	Three Months Ended June 30,		Six Months Ended June 30,		Location in Consolidated Statements of Income
(in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$411	$32	$869	$(774)	Mortgage banking income

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2024 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and six months ended June 30, 2025 and 2024, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended June 30, 2025
(in thousands)	Other Investments
Beginning balance at March 31, 2025	$15,350
Total gains (losses) realized/unrealized:
Included in earnings	469
Additions	1,080
Ending balance at June 30, 2025	$16,899
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2025	$469

Three Months Ended June 30, 2024
(in thousands)	Other Investments
Beginning balance at March 31, 2024	$13,115
Total gains (losses) realized/unrealized:
Included in earnings	456
Additions	852
Ending balance at June 30, 2024	$14,423
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2024	$456

Six Months Ended June 30, 2025
(in thousands)	Other Investments
Beginning balance at December 31, 2024	$14,831
Total gains (losses) realized/unrealized:
Included in earnings	442
Additions	1,626
Ending balance at June 30, 2025	$16,899
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2025	$442

Six Months Ended June 30, 2024
(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	435
Additions	1,428
Ending balance at June 30, 2024	$14,423
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2024	$435

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	June 30, 2025			Fair Value Adjustments for the
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Loans(1)	$—	$—	$42,313	$14,461	$28,861

	June 30, 2024			Fair Value Adjustments for the
	Level 1	Level 2	Level 3	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Loans(1)	$—	$—	$26,995	$22,160	$29,568

(1) Fair value adjustments represent charge-offs on collateral-dependent loans that were written down to fair value of collateral based on the appraised value less selling costs of the collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at June 30, 2025 and December 31, 2024. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2024 Form 10-K for a description of how fair value measurements are determined.

	June 30, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,852,316	$2,852,316	$2,852,316	$—	$—
Trading securities	15,475	15,475	4,000	11,475	—
Investment securities held to maturity	2,502,639	2,476,289	—	2,476,289	—
Investment securities available for sale	7,798,824	7,798,824	1,240,926	6,557,898	—
Loans held for sale	153,037	152,640	—	45,136	107,504
Other investments	16,899	16,899	—	—	16,899
Mutual funds and mutual funds held in rabbi trusts	69,686	69,686	69,686	—	—
Loans, net (1)	43,071,885	42,231,633	—	—	42,231,633
FRB and FHLB stock	266,855	266,855	—	266,855	—
Derivative assets	82,664	82,664	—	82,664	—
Financial liabilities
Non-interest-bearing deposits	$11,658,129	$11,658,129	$—	$11,658,129	$—
Non-time interest-bearing deposits	29,727,720	29,727,720	—	29,727,720	—
Time deposits	8,539,158	8,503,962	—	8,503,962	—
Total deposits (2)	$49,925,007	$49,889,811	$—	$49,889,811	$—
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	85,327	85,327	85,327	—	—
Long-term debt	3,909,478	3,923,662	—	3,923,662	—
Mutual funds held in rabbi trusts	54,318	54,318	54,318	—	—
Derivative liabilities(3)	134,644	134,644	—	134,644	—

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
(3)    Excludes from Level 3 the Visa derivative of $62 thousand at June 30, 2025. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.

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
Synovus recorded no unrealized gains (losses) during the three and six months ended June 30, 2025 and 2024 related to terminated cash flow hedges. Synovus recognized pre-tax losses of $4.7 million and $9.2 million, respectively, during the three and six months ended June 30, 2025 and pre-tax losses of $5.3 million and $10.9 million, respectively, during the three and six months ended June 30, 2024, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of June 30, 2025, Synovus expects to reclassify into earnings approximately $25 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next 12 months. Included in this amount is approximately $11 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of June 30, 2025, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the fourth quarter of 2029.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of June 30, 2025 and December 31, 2024, Synovus had recorded the right to reclaim cash collateral of $44.1 million and $34.6 million, respectively. As of both June 30, 2025 and December 31, 2024, Synovus had recorded the obligation to return cash collateral of $4.6 million.
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

	June 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$4,350,000	$—	$16	$4,350,000	$—	$13,003
Total cash flow hedges		$—	$16		$—	$13,003

Derivatives in fair value hedging relationships:
Interest rate contracts	$2,252,967	$6	$—	$2,102,967	$168	$1,469
Total fair value hedges		$6	$—		$168	$1,469
Total derivatives designated as hedging instruments		$6	$16		$168	$14,472

Derivatives not designated as hedging instruments:
Interest rate contracts	$15,905,841	$81,546	$132,384	$14,653,252	$81,099	$201,847
Mortgage derivatives - interest rate lock commitments	52,971	1,112	—	34,649	434	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	78,000	—	472	51,500	233	—
Risk participation agreements	937,941	—	14	924,267	—	6
Foreign exchange contracts	95,381	—	1,758	148,805	1,961	—
Visa derivative	—	—	62	—	—	64
Total derivatives not designated as hedging instruments		$82,658	$134,690		$83,727	$201,917

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$657,811	$278,309	$33,586

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(16,622)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(16,622)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(2,458)	$(2,157)
Recognized on derivatives	—	5,138	10,538
Recognized on hedged items	—	(5,138)	(10,538)
Pre-tax income (loss) recognized on fair value hedges	$—	$(2,458)	$(2,157)

	Three Months Ended June 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$701,570	$335,754	$28,390

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(36,527)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(36,527)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(6,287)	$(3,618)
Recognized on derivatives	—	2,469	914
Recognized on hedged items	—	(2,469)	(914)
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,287)	$(3,618)

	Six Months Ended June 30, 2025
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,306,063	$560,634	$63,434

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(35,124)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(35,124)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(5,252)	$(4,310)
Recognized on derivatives	—	11,589	22,327
Recognized on hedged items	—	(11,589)	(22,327)
Pre-tax income (loss) recognized on fair value hedges	$—	$(5,252)	$(4,310)

	Six Months Ended June 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,393,285	$668,420	$57,985

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(76,350)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(76,350)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(12,525)	$(7,342)
Recognized on derivatives	—	402	(1,004)
Recognized on hedged items	—	(402)	1,004
Pre-tax income (loss) recognized on fair value hedges	$—	$(12,525)	$(7,342)

(1)     See "Part I - Item 1. Financial Statements and Supplementary Data - Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)" for gain (loss) recognized on cash flow hedging relationships in AOCI.
The following table presents the carrying amount and associated cumulative basis adjustment related to the application of hedge accounting that is included in the carrying amount of the hedged assets/(liabilities) in fair value hedging relationships.

	June 30, 2025			December 31, 2024
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(1,200,000)	$(7,297)	$—	$(1,050,000)	$4,292	$—
Long-term debt	(1,049,312)	(10,741)	7,078	(1,048,535)	11,585	9,809

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and six months ended June 30, 2025 and 2024 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Location in Consolidated Statements of Income	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$1	$313	$262	$153
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(61)	(315)	678	85
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	(167)	129	(705)	591
Risk participation agreements	Capital markets income	(3)	3	(8)	2
Foreign exchange contracts	Capital markets income	(351)	(188)	(3,719)	532
Visa derivative	Other non-interest expense	—	—	(2,200)	—
Total derivatives not designated as hedging instruments		$(581)	$(58)	$(5,692)	$1,363

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 7 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and six months ended June 30, 2025 and 2024. Diluted net income per common share incorporates the potential impact of contingently issuable shares, including awards which require future service and meeting certain performance and market metrics as a condition of delivery of the underlying common stock.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Basic Net Income (Loss) Per Common Share:
Net income (loss) available to common shareholders	$206,320	$(23,741)	$390,011	$91,081
Weighted average common shares outstanding	138,891	145,565	139,783	145,998
Net income (loss) per common share, basic	$1.49	$(0.16)	$2.79	$0.62
Diluted Net Income (Loss) Per Common Share:
Net income (loss) available to common shareholders	$206,320	$(23,741)	$390,011	$91,081
Weighted average common shares outstanding	138,891	145,565	139,783	145,998
Effect of dilutive outstanding equity-based awards(1)	611	—	987	570
Weighted average diluted common shares	139,502	145,565	140,770	146,568
Net income (loss) per common share, diluted	$1.48	$(0.16)	$2.77	$0.62

(1)    Due to the net loss attributable to common shareholders for the three months ended June 30, 2024, there were no dilutive shares included in the diluted net loss per common calculation; as such shares would have been anti-dilutive.
For the three months ended June 30, 2025 there were no potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. Due to the net loss attributable to common shareholders for the three months ended June 30, 2024, 490 thousand of contingently issuable shares, including awards which require future service and meeting certain performance and market metrics as a condition of delivery of the underlying common stock, were excluded from the computation of diluted net loss per common share because the effect could be anti-dilutive.
For the six months ended June 30, 2025, there were no potentially dilutive shares, and for the six months ended June 30, 2024, there were 21 thousand potentially dilutive shares related to stock options to purchase shares of common stock that were outstanding. Potentially dilutive shares related to stock options are not included in the computation of diluted net income per common share because the effect could be anti-dilutive.

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the ACL for unfunded commitments was $49.0 million and $52.5 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	June 30, 2025	December 31, 2024
Letters of credit(1)	$400,977	$340,385
Commitments to fund commercial and industrial loans	9,613,063	9,956,797
Commitments to fund commercial real estate, construction, and land development loans	2,184,942	2,135,638
Commitments under home equity lines of credit	2,112,986	2,119,616
Unused credit card lines	441,495	446,800
Other loan commitments	529,552	621,659
Total letters of credit and unfunded lending commitments	$15,283,015	$15,620,895

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets(2)	$683,022	$672,803
Permanent and short-term construction loans and letter of credit unfunded commitments(3)	233,524	205,855
Funded portion of permanent and short-term loans and letters of credit(4)	171,160	229,668

(1)    Represents the contractual amount net of risk participations purchased of approximately $15.6 million and $16.8 million at June 30, 2025 and December 31, 2024, respectively.
(2)    Future funding commitment carrying amounts offset in other liabilities of $348.3 million and $358.5 million at June 30, 2025 and December 31, 2024, respectively.
(3)    Represents the contractual amount net of risk participations of $12.0 million and $16.0 million at June 30, 2025 and December 31, 2024, respectively.
(4)    Represents the contractual amount net of risk participations of $15.8 million and $16.2 million at June 30, 2025 and December 31, 2024, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and six months ended June 30, 2025, Synovus and the sponsored entities processed and settled $28.76 billion and $57.33 billion of transactions, respectively.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of June 30, 2025 are adequate.
In addition, where Synovus determines that there is a reasonable possibility of a loss in respect of legal matters, Synovus considers whether it is able to estimate the total reasonably possible loss or range of loss. Under GAAP, an event is “reasonably possible” if “the chance of the future event or events occurring is more than remote but less than likely,” and an event is “remote” if the “chance of the future event or events occurring is slight.” In many situations, Synovus may be unable to estimate reasonably possible losses due to the difficulty of predicting outcome of legal matters and the preliminary nature of the legal matters, as well as a variety of other factors and uncertainties. Those matters for which a meaningful estimate is not possible are not included within this estimated range and, therefore, this range does not represent our maximum loss exposure. For those legal matters where Synovus is able to estimate a range of reasonably possible losses, management currently estimates the aggregate range from our outstanding litigation is from zero to $10 million in excess of the amounts accrued, if any, related to those matters. This estimated aggregate range is based upon information currently available to Synovus, and the actual losses could prove to be lower or higher. As there are further developments in these legal matters, Synovus will reassess these matters, and the estimated range of reasonably possible losses may change as a result of this assessment. Based on Synovus' current knowledge and advice of counsel, management presently does not believe that the liabilities arising from these legal matters will have a material adverse effect on Synovus' consolidated financial condition, results of operations, or cash flows. However, in light of the significant uncertainties involved and the large or indeterminate damages sought in some of these matters, it is possible that the ultimate resolution of these legal matters could have a material adverse effect on Synovus' results of operations or financial condition for any particular period.
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
The following tables present certain financial information for each reportable business segment for the three and six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended June 30, 2025
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)	$174,780	$100,496	$134,210	$21,816	$28,259	$459,561
Provision for (reversal of) credit losses	30,390	11,164	5,249	3,966	(47,524)	3,245
Net interest income (expense) after provision for credit losses	144,390	89,332	128,961	17,850	75,783	456,316
Service charges on deposit accounts	5,910	7,673	10,590	4	1,081	25,258
Fiduciary and asset management fees	—	—	—	20,332	—	20,332
Card fees	3	8,843	6,842	—	4,444	20,132
Brokerage revenue	—	—	—	20,748	—	20,748
Mortgage banking income	—	—	—	4,435	—	4,435
Capital markets income	6,870	1,394	145	—	4,551	12,960
Other non-interest revenue	4,082	933	1,711	1,714	21,830	30,270
Total non-interest revenue	16,865	18,843	19,288	47,233	31,906	134,135
Salaries and other personnel expense	23,529	26,545	30,550	31,407	80,151	192,182
Other operating expense(1)	8,418	10,637	17,948	8,582	77,934	123,519
Total non-interest expense	31,947	37,182	48,498	39,989	158,085	315,701
Income (loss) before income taxes	$129,308	$70,993	$99,751	$25,094	$(50,396)	$274,750

	Three Months Ended June 30, 2024
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other (2)	Synovus Consolidated
Net interest income (expense)	$181,574	$98,097	$135,550	$25,250	$(5,473)	$434,998
Provision for (reversal of) credit losses	31,133	9,733	5,033	3,991	(23,486)	26,404
Net interest income (expense) after provision for credit losses	150,441	88,364	130,517	21,259	18,013	408,594
Service charges on deposit accounts	5,225	6,836	10,488	5	353	22,907
Fiduciary and asset management fees	—	—	—	19,728	—	19,728
Card fees	3	8,038	6,923	—	4,454	19,418
Brokerage revenue	—	—	—	20,457	—	20,457
Mortgage banking income	—	—	—	3,944	—	3,944
Capital markets income	8,075	2,588	—	—	4,414	15,077
Other non-interest revenue(2)	2,642	689	1,896	1,705	(237,314)	(230,382)
Total non-interest revenue	15,945	18,151	19,307	45,839	(228,093)	(128,851)
Salaries and other personnel expense	21,902	26,811	29,378	30,639	70,677	179,407
Other operating expense(1)	12,673	10,975	21,626	7,707	69,413	122,394
Total non-interest expense	34,575	37,786	51,004	38,346	140,090	301,801
Income (loss) before income taxes	$131,811	$68,729	$98,820	$28,752	$(350,170)	$(22,058)

(1) Other operating expense for each reportable segment primarily includes, net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes a net loss of $256.7 million primarily due to the strategic repositioning of the investment securities portfolio in the second quarter of 2024.

	Six Months Ended June 30, 2025
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other	Synovus Consolidated
Net interest income	$353,245	$198,172	$263,868	$42,829	$55,831	$913,945
Provision for (reversal of) credit losses	62,315	21,878	10,648	8,041	(88,716)	14,166
Net interest income after provision for credit losses	290,930	176,294	253,220	34,788	144,547	899,779
Service charges on deposit accounts	11,568	15,011	20,673	8	1,112	48,372
Fiduciary and asset management fees	—	—	—	40,249	—	40,249
Card fees	6	19,112	13,225	—	9,016	41,359
Brokerage revenue	—	—	—	41,107	—	41,107
Mortgage banking income	—	—	—	7,773	—	7,773
Capital markets income	10,847	2,630	371	361	5,692	19,901
Other non-interest revenue	7,251	1,844	3,431	3,346	35,968	51,840
Total non-interest revenue	29,672	38,597	37,700	92,844	51,788	250,601
Salaries and other personnel expense	49,288	54,898	59,937	62,744	150,825	377,692
Other operating expense(1)	16,600	21,825	35,808	16,136	155,674	246,043
Total non-interest expense	65,888	76,723	95,745	78,880	306,499	623,735
Income (loss) before income taxes	$254,714	$138,168	$195,175	$48,752	$(110,164)	$526,645

	Six Months Ended June 30, 2024
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other(2)	Synovus Consolidated
Net interest income	$365,240	$197,120	$274,176	$48,470	$(31,162)	$853,844
Provision for (reversal of) credit losses	60,303	19,281	10,076	7,787	(17,063)	80,384
Net interest income after provision for credit losses	304,937	177,839	264,100	40,683	(14,099)	773,460
Service charges on deposit accounts	10,360	13,449	20,440	9	462	44,720
Fiduciary and asset management fees	—	—	—	38,741	—	38,741
Card fees	6	16,248	13,063	—	9,587	38,904
Brokerage revenue	—	—	—	43,164	—	43,164
Mortgage banking income	—	—	—	7,362	—	7,362
Capital markets income	11,270	3,490	—	553	6,391	21,704
Other non-interest revenue(2)	5,634	1,643	3,751	2,880	(218,466)	(204,558)
Total non-interest revenue	27,270	34,830	37,254	92,709	(202,026)	(9,963)
Salaries and other personnel expense	47,754	55,064	59,061	63,558	142,491	367,928
Other operating expense(1)	22,131	23,715	44,067	14,471	152,230	256,614
Total non-interest expense	69,885	78,779	103,128	78,029	294,721	624,542
Income (loss) before income taxes	$262,322	$133,890	$198,226	$55,363	$(510,846)	$138,955

(1) Other operating expense for each reportable segment primarily includes, net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes a net loss of $256.7 million primarily due to the strategic repositioning of the investment securities portfolio in the second quarter of 2024.

	June 30, 2025
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,406,506	$8,033,796	$2,673,928	$5,220,638	$2,201,848	$43,536,716
Deposits	$14,552,198	$10,717,809	$17,835,182	$1,221,253	$5,598,565	$49,925,007
Full-time equivalent employees	351	558	1,486	555	1,854	4,804

	December 31, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$24,677,119	$7,921,182	$2,776,305	$5,263,474	$1,970,948	$42,609,028
Deposits	$15,207,166	$10,877,394	$18,365,142	$1,109,270	$5,536,387	$51,095,359
Full-time equivalent employees	336	533	1,475	565	1,787	4,696

Note 10 - Subsequent Event
On July 24, 2025, Synovus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pinnacle and Steel Newco Inc., a newly formed Georgia corporation jointly owned by Pinnacle and Synovus (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Pinnacle and Synovus will each simultaneously merge with and into Newco (such mergers, collectively, the “Merger”), with Newco continuing as the surviving corporation in the Merger and named Pinnacle Financial Partners, Inc.
Subject to the terms and conditions of the Merger Agreement, (a) each share of common stock, par value $1.00 per share, of Synovus (“Synovus Common Stock”) outstanding immediately prior to the Merger will be converted into the right to receive 0.5237 shares of the common stock of Newco ("Newco Common Stock") and (b) each share of common stock, par value $1.00 per share, of Pinnacle outstanding immediately prior to the Merger will be converted into the right to receive one share of Newco Common Stock. Holders of Synovus Common Stock will receive cash in lieu of fractional shares. Following the close of the Merger, Synovus shareholders will own approximately 48.5% and Pinnacle shareholders will own approximately 51.5% of the combined company.
Subject to the terms and conditions of the Merger Agreement, each share of Synovus Series D Preferred Stock, Synovus Series E Preferred Stock and 6.75% Fixed-Rate Non-Cumulative Perpetual Preferred Stock, Series B, no par value, of Pinnacle ("Pinnacle Preferred Stock"), will be converted into the right to receive one share of an applicable newly created series of preferred stock of Newco having terms that are not materially less favorable than the Synovus Series D Preferred Stock, Synovus Series E Preferred Stock or Pinnacle Preferred Stock, as applicable.
The Merger Agreement was unanimously approved by the Boards of Directors of each of Pinnacle, Synovus and Newco. The completion of the Merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals and approval by the shareholders of each of Synovus and Pinnacle.

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

(1)
risks relating to the pending Merger, including the risk that the cost savings and synergies from the Merger may not be fully realized or may take longer than anticipated to be realized; disruption to Synovus’ business and to Pinnacle’s business as a result of the announcement and pendency of the Merger; the risk that the integration of Pinnacle’s and Synovus’ respective businesses and operations will be materially delayed or will be more costly or difficult than expected, including as a result of unexpected factors or events; the failure to obtain the necessary approvals by the shareholders of Synovus or Pinnacle; the amount of the costs, fees, expenses and charges related to the Merger; the ability by each of Synovus and Pinnacle to obtain required governmental approvals of the Merger on the timeline expected, or at all (and the risk that the required governmental approvals may result in the imposition of conditions that could adversely affect the combined company after the closing of the Merger or adversely affect the expected benefits of the Merger); reputational risk and the reaction of each company’s clients, suppliers, employees or other business partners to the proposed Merger; the failure of the closing conditions in the Merger Agreement to be satisfied, or any unexpected delay in closing the Merger or the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement; the dilution caused by the issuance of shares of the combined company’s common stock in the Merger; the possibility that the Merger may be more expensive to complete than anticipated, including as a result of unexpected factors or events; risks related to management and oversight of the expanded business and operations of the combined company following the closing of the Merger; the possibility the combined company is subject to increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Merger or expansion of the combined company’s business operations following the Merger; the outcome of any legal or regulatory proceedings or governmental inquiries or investigations that may be currently pending or later instituted against Synovus, Pinnacle or the combined company; the risk that any announcements relating to the Merger could have adverse effects on the market price of our common stock; certain restrictions during the pendency of the Merger; the diversion of management’s attention from ongoing business operations and opportunities; the risk that revenues of the combined company following the Merger may be lower than expected and/or the risk that certain expenses of the combined company may be greater than expected; Synovus’ and Pinnacle’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing; and effects of the announcement, pendency or completion of the Merger on Synovus’ or Pinnacle’s ability to retain clients and retain and hire key personnel and maintain relationships with Synovus’ and Pinnacle’s suppliers and other business partners, and on Synovus’ and Pinnacle’s operating results and businesses generally;

(2)
an economic downturn and contraction, including a recession, and the resulting effects on our capital, financial condition, credit quality, results of operations, and future growth, including that the strength of the current economic environment could be further weakened by recent trade policies and their impacts on us and our clients, persistent or rising inflation, interest rate fluctuations, changes in fiscal and monetary policy, and geopolitical uncertainty;

(3)
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

(4)
our ability to realize the expected benefits from our strategic initiatives or other operational and execution goals in the time period expected, which could negatively affect our future profitability;

(5)	competition in the financial services industry, including competition from nontraditional banking institutions such as Fintechs and non-bank lenders;

(6)	our ability to attract and retain employees and the impact of senior leadership transitions that are key to our strategic initiatives;

(7)	prolonged periods of inflation and its effects on our business, profitability, and our stock price, as well as the impact on our clients (including the velocity and levels of deposit withdrawals and loan repayment);

(8)	our strategic implementation of new lines of business, new products and services, and new technologies and the expansion of our existing business opportunities with a renewed focus on innovation;

(9)
the impact of adverse developments in the banking industry, on client confidence, liquidity, and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments and increased regulatory scrutiny), our ability to effectively manage our liquidity risk and any growth plans, and the availability of capital and funding;

(10)	changes in the interest rate environment, including changes to the federal funds rate, and competition in our primary market area may result in increased funding costs or reduced earning assets yields, thus reducing margins and net interest income;

(11)	we may be exposed to potential losses in the event of fraud and/or theft, or in the event that a third-party vendor, obligor, or business partner fails to pay amounts due to us under that relationship or under any arrangement that we enter into with them;

(12)	changes in the cost and availability of funding due to changes in the deposit market and credit market;

(13)
restrictions or limitations on access to funds from historical and alternative sources of liquidity could adversely affect our overall liquidity, which could restrict our ability to make payments on our obligations and our ability to support asset growth and sustain our operations and the operations of Synovus Bank;

(14)	we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technological changes in the financial services industry;

(15)	our current and future information technology system enhancements and operational initiatives, including those related to or involving artificial intelligence, may not be successfully implemented, which could negatively impact our operations;

(16)
our business relationships with, and reliance upon, third parties that have strategic partnerships with us or that provide key components of our business infrastructure, including the costs of services and products provided to us by third parties, and disruptions in service or financial difficulties with a third-party vendor or business relationship;

(17)	our enterprise risk management framework, our compliance program, or our corporate governance and supervisory oversight functions may not identify or address risks adequately, which may result in unexpected losses;

(18)	our asset quality may deteriorate or our allowance for credit losses may prove to be inadequate or may be negatively affected by credit risk exposures;

(19)	the ability of our operational framework to identify and manage risks associated with our business, such as credit risk, compliance risk, reputational risk, cybersecurity risk, and operational risk, including by virtue of our relationships with third-party business partners, as well as our relationships with third-party vendors and other service providers;

(20)	if economic conditions worsen or regulatory capital rules are modified, we may be required to undertake initiatives to improve or conserve our capital position;

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

(24)	our ability to receive dividends from our subsidiaries could affect our liquidity, including our ability to pay dividends or take other capital actions;

(25)	our corporate responsibility strategies and initiatives, the scope and pace of which could alter our reputation and shareholder, employee, client, and third-party relationships;

(26)	we could realize losses if we sell assets and the proceeds we receive are lower than the carrying value of such assets;

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 244 branches and 356 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee as of June 30, 2025.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and six months ended June 30, 2025 compared to the same periods in 2024 and financial condition as of June 30, 2025 compared to December 31, 2024. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2024 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	Change		2025	2024	Change
Net interest income	$459,561	$434,998	6%		$913,945	$853,844	7%
Provision for (reversal of) credit losses	3,245	26,404	(88)		14,166	80,384	(82)
Non-interest revenue	134,135	(128,851)	204		250,601	(9,963)	nm
Total revenue	593,696	306,147	94		1,164,546	843,881	38
Non-interest expense	315,701	301,801	5		623,735	624,542	—
Income (loss) before income taxes (benefit)	274,750	(22,058)	nm		526,645	138,955	279
Net income (loss) attributable to Synovus Financial Corp.	217,715	(14,028)	nm		412,729	110,479	274
Net income (loss) available to common shareholders	206,320	(23,741)	nm		390,011	91,081	328
Net income (loss) per common share, basic	1.49	(0.16)	nm		2.79	0.62	350
Net income (loss) per common share, diluted	1.48	(0.16)	nm		2.77	0.62	347
Net interest margin(1)	3.37%	3.20%	17	bps	3.36%	3.12%	24 bps
Net charge-off ratio(1)	0.17	0.32	(15)		0.19	0.36	(17)
Return on average assets(1)	1.46	(0.10)	156		1.39	0.37	102
Return on average common equity(1)	16.71	(2.14)	nm		16.11	4.07	nm
Efficiency ratio (TE)	53.03	98.15	nm		53.41	73.78	nm
(1)    Annualized

	June 30, 2025	March 31, 2025	Sequential Quarter Change		June 30, 2024	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$43,536,716	$42,648,738	$887,978		$43,093,397	$443,319
Total average loans, quarter	42,818,787	42,506,387	312,400		43,364,822	(546,035)
Total deposits	49,925,007	50,843,061	(918,054)		50,195,778	(270,771)
Core deposits (excludes brokered deposits)	45,207,935	45,996,353	(788,418)		44,793,743	414,192
Total average deposits, quarter	50,202,754	50,598,279	(395,525)		50,408,057	(205,303)
Non-performing assets ratio	0.59%	0.67%	(8)	bps	0.60%	(1)	bp
Non-performing loans ratio	0.59	0.67	(8)		0.59	—
Past due loans over 90 days (as a % of loans)	0.09	0.10	(1)		0.01	8
ACL to loans coverage ratio	1.18	1.24	(6)		1.25	(7)
CET1 capital ratio	10.96	10.77	19		10.60	36
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	9.20	8.93	27		8.48	72

Second Quarter 2025 Overview
Net income (loss) available to common shareholders for the second quarter of 2025 was $206.3 million, or $1.48 per diluted common share, compared to $(23.7) million, or $(0.16) per diluted common share, for the second quarter of 2024. Net income available to common shareholders for the six months ended June 30, 2025 was $390.0 million, or $2.77 per diluted common share, compared to $91.1 million, or $0.62 per diluted common share, for the six months ended June 30, 2024. The year-over-year changes were impacted by losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024, higher net interest income from lower funding costs, and a decrease in provision for credit losses driven by improved credit performance, including lower net charge-offs.
Net interest income for the six months ended June 30, 2025 was $913.9 million, up $60.1 million, or 7%, compared to the same period in 2024. Net interest margin was up 24 bps over the comparable six-month period to 3.36%, impacted by a host of factors including fixed-asset repricing and effective management of deposit costs. Net interest margin was up 2 bps on a linked quarter basis, largely attributable to a decline in our cost of deposits, fixed-rate asset repricing, hedge maturities, lower cash balances and a stable Fed Funds environment.
Non-interest revenue for the second quarter of 2025 was $134.1 million, and year-to-date was $250.6 million, up significantly compared to the same periods in 2024, primarily due to the impact of the aforementioned losses from sales of AFS investment securities in the second quarter of 2024 as well as higher core banking fees.
Non-interest expense for the second quarter of 2025 was $315.7 million, up $13.9 million, or 5%, and year-to-date was $623.7 million, down $807 thousand compared to the same periods in 2024. The increase for the second quarter of 2025 compared to the second quarter 2024 was primarily driven by higher salaries and other personnel expense largely due to the impact of headcount additions, merit increases, and higher performance-related incentives, partially offset by lower professional fees. The slight year-to-date decline compared to the same period in 2024 was primarily impacted by an $8.9 million decline in the accrual that related to updated estimates of the FDIC special assessment in addition to a lower base assessment rate, mostly offset by higher salaries and other personnel expense from headcount additions and merit increases and increased net occupancy, equipment, and software expense from ongoing investments in technology.
At June 30, 2025, loans, net of deferred fees and costs, of $43.54 billion increased $927.7 million from December 31, 2024 primarily driven by C&I loan growth, which included production in our high growth business lines, specialty lending and CIB, and increased commercial line utilization. CRE loans increased primarily due to increased loan production and lower payoff/paydown activity. Consumer loan balances grew marginally and included fundings outpacing payment activity for third-party loans, somewhat offset by a decline in mortgage loans.
Credit metrics at June 30, 2025 included both NPAs and NPLs at 59 bps and total past due loans at 24 bps as a percentage of total loans. Net charge-offs/average loans for the three and six months ended June 30, 2025 were 17 bps annualized and 19 bps annualized, respectively, as compared to 32 bps annualized and 36 bps annualized for the three and six months ended June 30, 2024, respectively. The ACL to loans coverage ratio at June 30, 2025 of 1.18% was 9 bps lower than December 31, 2024 due to improved credit performance, partially offset by increased economic uncertainty. The ACL to NPL coverage ratio was 200% at June 30, 2025 compared to 174% at December 31, 2024.
Total period-end deposits at June 30, 2025 decreased $1.17 billion compared to December 31, 2024 primarily due to a decline in both core deposits and brokered deposits. The decline in core deposits was primarily attributable to a reduction in core time deposits, as well as seasonal headwinds which are typical within the second quarter. Total average deposit costs of 2.22% in the second quarter of 2025 decreased 4 bps and 46 bps, from the prior quarter and prior year comparable periods, respectively, with the year-over-year decline supported by positive remixing within the deposit portfolio as well as the continued benefits of disciplined deposit repricing on the heels of FOMC policy rate changes in late 2024.
At June 30, 2025, Synovus' CET1 ratio of 10.96% improved 12 bps compared to December 31, 2024, as our organic earnings supported capital accretion that was offset by share repurchases. During the six months ended June 30, 2025, Synovus repurchased 2.9 million shares of common stock at an average price of $48.62 per share via open market transactions.
More detail on Synovus' financial results for the three and six months ended June 30, 2025 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2024 Form 10-K.

2025 Updated Fundamental Guidance
The outlook has been slightly revised to reflect our expectations and is based on recent trends and client feedback given what remains a highly uncertain economic environment:
•end of period loan growth of 4% to 6%
•end of period core deposit(1) growth of 1% to 3%
•adjusted revenue growth(2)(3)(4) of 5% to 7%
•adjusted non-interest expense(2)(3) growth of 2% to 4%
•annualized second half of 2025 net charge-off ratio relatively stable from 0.19% annualized in the first half of 2025
•CET1 ratio relatively stable
•effective income tax rate of approximately 21-22%
(1) Excludes brokered deposits.
(2) Non-GAAP financial measure; see "Table 14 - Reconciliation of Non-GAAP Financial Measures" of this Report for applicable reconciliation to the most comparable GAAP measure.
(3) Guidance based on 2024 adjusted revenue of $2.25 billion and adjusted non-interest expense of $1.23 billion.
(4) Base case assumes two 25 bps interest rate cuts (one in September 2025 and one in December 2025) and stable long-term rate expectations.
Loans
The following table compares the composition of the loan portfolio at June 30, 2025, December 31, 2024, and June 30, 2024.

Table 2 - Loans by Portfolio Class
					June 30, 2025 vs. December 31, 2024 Change				June 30, 2025 vs. June 30, 2024 Change
(dollars in thousands)	June 30, 2025		December 31, 2024				June 30, 2024
Commercial, financial and agricultural	$15,238,812	35.0%	$14,498,992	34.0%	$739,820	5%	$14,519,608	33.7%	$719,204	5%
Owner-occupied	7,859,532	18.0	7,832,137	18.4	27,395	—	8,017,004	18.6	(157,472)	(2)
Total commercial and industrial(1)	23,098,344	53.0	22,331,129	52.4	767,215	3	22,536,612	52.3	561,732	2
Investment properties	11,309,520	26.0	11,181,204	26.2	128,316	1	11,328,049	26.3	(18,529)	—
1-4 family properties	536,878	1.2	545,918	1.3	(9,040)	(2)	552,547	1.3	(15,669)	(3)
Land and development	293,292	0.7	287,497	0.7	5,795	2	334,891	0.7	(41,599)	(12)
Total commercial real estate	12,139,690	27.9	12,014,619	28.2	125,071	1	12,215,487	28.3	(75,797)	(1)
Consumer mortgages	5,246,940	12.1	5,288,776	12.4	(41,836)	(1)	5,371,164	12.5	(124,224)	(2)
Home equity	1,852,884	4.3	1,831,287	4.3	21,597	1	1,812,940	4.2	39,944	2
Credit cards	194,630	0.4	185,871	0.4	8,759	5	178,889	0.4	15,741	9
Other consumer loans	1,004,228	2.3	957,346	2.3	46,882	5	978,305	2.3	25,923	3
Total consumer	8,298,682	19.1	8,263,280	19.4	35,402	—	8,341,298	19.4	(42,616)	(1)
Loans, net of deferred fees and costs	$43,536,716	100.0%	$42,609,028	100.0%	$927,688	2%	$43,093,397	100.0%	$443,319	1%

(1) Includes senior housing loans of $2.98 billion, $2.94 billion, and $3.02 billion at June 30, 2025, December 31, 2024, and June 30, 2024, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At June 30, 2025, loans, net of deferred fees and costs of $43.54 billion increased $927.7 million, or 2%, from December 31, 2024. C&I loans remain the largest component of our loan portfolio, representing 53.0% of total loans, while CRE and consumer loans represent 27.9% and 19.1%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at June 30, 2025 were $35.24 billion, or 80.9% of the total loan portfolio, compared to $34.35 billion, or 80.6%, at December 31, 2024.
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
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of June 30, 2025 and December 31, 2024, 94.9% and 95.1%, respectively, of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at June 30, 2025 grew $767.2 million from December 31, 2024, driven by production in our high growth business lines, including specialty lending and CIB, and increased commercial line utilization.

Table 3 - Commercial and Industrial Loans by Industry
		June 30, 2025		December 31, 2024
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$5,113,070	22.1%	$4,544,785	20.4%
Health care and social assistance	62	4,390,471	19.0	4,408,753	19.7
Accommodation and food services	72	1,677,771	7.3	1,587,321	7.1
Lessors of real estate	5311	1,300,779	5.6	1,291,763	5.8
Manufacturing	31-33	1,244,529	5.4	1,206,412	5.4
Wholesale trade	42	1,152,885	5.0	1,157,334	5.2
Retail trade	44-45	1,048,712	4.5	1,048,531	4.7
Construction	23	983,533	4.3	981,602	4.4
Other industries(2)		960,875	4.1	955,222	4.3
Transportation and warehousing	48-49	942,106	4.1	851,521	3.8
Other services	81	926,008	4.0	898,924	4.0
Professional, scientific, and technical services	54	831,606	3.6	874,414	3.9
Real estate and rental and leasing other	53	795,793	3.4	839,288	3.8
Arts, entertainment, and recreation	71	526,573	2.3	544,921	2.4
Public administration	92	482,802	2.1	441,107	2.0
Educational services	61	477,120	2.1	474,471	2.1
Agriculture, forestry, fishing, and hunting	11	243,711	1.1	224,760	1.0
Total commercial and industrial loans		$23,098,344	100.0%	$22,331,129	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At June 30, 2025, $15.24 billion of C&I loans, or 35.0% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets, or refinance.
At June 30, 2025, $7.86 billion of C&I loans, or 18.0% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.14 billion increased $125.1 million from December 31, 2024, primarily due to increased loan production and lower payoff/paydown activity.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of June 30, 2025 were $11.31 billion, or 93.2% of the CRE loan portfolio, and increased $128.3 million from December 31, 2024.
The following table shows the principal categories of the investment properties loan portfolio at June 30, 2025 and December 31, 2024.

Table 4 - Investment Properties Loan Portfolio
	June 30, 2025			December 31, 2024
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-Family	$4,162,623	36.9%	52.5%	$4,185,545	37.4%	52.2%
Hotels	1,822,720	16.1	52.9	1,769,384	15.8	54.7
Office Buildings	1,677,966	14.8	55.5	1,743,329	15.6	54.2
Shopping Centers	1,325,773	11.7	53.5	1,273,439	11.4	53.0
Warehouses	883,586	7.8	52.0	846,025	7.6	51.7
Other investment property	1,436,852	12.7	52.0	1,363,482	12.2	51.8
Total investment properties loans	$11,309,520	100.0%		$11,181,204	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing the respective June 30, 2025 and December 31, 2024 commitment amount and senior lien by most recent appraisal (typically at origination).

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At June 30, 2025, 1-4 family properties loans totaled $536.9 million, or 4.4% of the CRE loan portfolio, and decreased $9.0 million from December 31, 2024.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $293.3 million at June 30, 2025 increased $5.8 million from December 31, 2024.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of June 30, 2025, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 785 for consumer mortgages and 796 for home equity.
Consumer loans at June 30, 2025 of $8.30 billion increased $35.4 million compared to December 31, 2024. Mortgage loans decreased $41.8 million from December 31, 2024 primarily due to payments exceeding new portfolio production, which has been impacted by elevated mortgage interest rates. Other consumer loans increased $46.9 million from December 31, 2024, as fundings outpaced payment activity for third-party loans.

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

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	June 30, 2025	%(1)	December 31, 2024	%(1)	June 30, 2024	%(1)
Non-interest-bearing demand deposits(2)	$11,219,806	22.5%	$10,974,559	21.5%	$11,177,687	22.3%
Interest-bearing demand deposits(2)	7,124,832	14.3	7,199,671	14.1	6,621,187	13.1
Money market accounts(2)	11,441,062	22.9	11,407,415	22.4	10,747,943	21.4
Savings deposits(2)	971,890	1.9	971,103	1.9	1,009,844	2.0
Public funds	7,719,944	15.5	7,987,474	15.6	7,111,897	14.2
Time deposits(2)	6,730,401	13.5	7,679,907	15.0	8,125,185	16.2
Brokered deposits	4,717,072	9.4	4,875,230	9.5	5,402,035	10.8
Total deposits	$49,925,007	100.0%	$51,095,359	100.0%	$50,195,778	100.0%
Core deposits(3)	$45,207,935	90.6%	$46,220,129	90.5%	$44,793,743	89.2%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits at June 30, 2025 were down $1.17 billion, or 2%, compared to December 31, 2024 primarily due to a $1.01 billion decrease in core deposits, along with a $158.2 million decline in brokered deposits. The decline in core deposits was primarily attributable to a reduction in core time deposits, as well as seasonal headwinds which are typical within the second quarter.
Total average deposit costs of 2.22% in the second quarter of 2025 decreased 4 bps and 46 bps, from the prior quarter and prior year comparable periods, respectively, with the year-over-year decline supported by positive remixing within the deposit portfolio as well as the continued benefits of disciplined deposit repricing on the heels of FOMC policy rate changes in late 2024.
As of June 30, 2025 and December 31, 2024, $25.9 billion and $26.40 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements and includes deposits which are collateralized.

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges on deposit accounts	$25,258	$22,907	$2,351	10%	$48,372	$44,720	$3,652	8%
Fiduciary and asset management fees	20,332	19,728	604	3	40,249	38,741	1,508	4
Card fees	20,132	19,418	714	4	41,359	38,904	2,455	6
Brokerage revenue	20,748	20,457	291	1	41,107	43,164	(2,057)	(5)
Mortgage banking income	4,435	3,944	491	12	7,773	7,362	411	6
Capital markets income	12,960	15,077	(2,117)	(14)	19,901	21,704	(1,803)	(8)
Income from bank-owned life insurance	10,279	8,097	2,182	27	18,363	15,444	2,919	19
Investment securities gains (losses), net	—	(256,660)	256,660	nm	—	(256,660)	256,660	nm
Other non-interest revenue	19,991	18,181	1,810	10	33,477	36,658	(3,181)	(9)
Total non-interest revenue	$134,135	$(128,851)	$262,986	204%	$250,601	$(9,963)	$260,564	nm

Core banking fees (1)	$52,636	$48,204	$4,432	9%	$103,114	$95,649	$7,465	8%
Wealth revenue (2)	$41,490	$40,662	$828	2%	$82,353	$82,600	$(247)	—%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue, which is within other non-interest revenue.
Three and Six Months Ended June 30, 2025 compared to June 30, 2024
Non-interest revenue for the second quarter of 2025 and year to date was up significantly compared to the same periods in 2024, primarily due to the impact of losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024, in addition to higher core banking fees.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges increased over the prior year comparable periods. The largest category of service charges, account analysis fees, increased $1.8 million, or 15%, compared to the second quarter of 2024 and were up $3.0 million, or 13%, on a comparable year-to-date basis. All other service charges on deposit accounts, including NSF/overdraft fees and monthly fees on consumer demand deposits and small business accounts, marginally increased 5% and 3% for the three and six months ended June 30, 2025, respectively, in comparison to the same periods in 2024.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were up for the three and six months ended June 30, 2025, compared to the same periods in 2024, primarily driven by higher trust fees from transactional revenue and market volatility.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three and six months ended June 30, 2025 were up compared to the same periods in 2024, primarily due to higher merchant fees/revenue, including our Qualpay investment.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the second quarter of 2025 increased slightly over the prior year comparable period, with growth mainly attributable to higher market-driven advisory fees mostly offset by repurchase volume associated with a single municipal client. The decline for the six months ended June 30, 2025 compared to the same period in 2024 largely resulted from repurchase volume associated with a single municipal client and decreased rate-driven annuities revenue, partially offset by higher market-driven advisory fees.

Mortgage banking income, consisting of net gains on loan origination/sales activities, increased slightly for both the three and six months ended June 30, 2025 compared to the same periods in 2024. The increases were primarily driven by positive fair market value adjustments attributed to a more favorable interest rate environment and a stabilizing pipeline in addition to the level of gains and volume of loan sales.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The decline in the second quarter of 2025 compared to the second quarter of 2024 was primarily due to lower debt capital market transaction fees, a decline in loan syndication arranger fees, and a decrease in gains on sales of SBA loans. The decrease for the six months ended June 30, 2025 compared to the prior year-to-date period was mostly the result of a decline in loan syndication arranger fees, lower debt capital market transaction fees, and slightly less client derivative transaction fees.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increase for the three months ended June 30, 2025 compared to the second quarter of 2024 was primarily driven by $1.7 million higher proceeds from insurance benefits. For the six months ended June 30, 2025, the increase from the prior year comparable period was mostly due to the aforementioned higher proceeds as well as an increase in cash surrender value appreciation income.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, insurance revenue, commercial sponsorship income, including transaction and servicing fees associated with a third-party lending relationship, and other miscellaneous items. The three months ended June 30, 2025 increase compared to the prior year period was largely due to a $2.7 million increase in the fair value of non-qualified deferred compensation plan assets (offset in non-interest expense) somewhat offset by $873 thousand lower commercial sponsorship income while the six months ended June 30, 2025 decline compared to the same period in 2024 was primarily a result of $3.3 million lower commercial sponsorship income.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and other personnel expense	$192,182	$179,407	$12,775	7%	$377,692	$367,928	$9,764	3%
Net occupancy, equipment, and software expense	48,589	46,415	2,174	5	97,241	93,223	4,018	4
Third-party processing and other services	23,535	21,783	1,752	8	45,409	42,041	3,368	8
Professional fees	10,197	15,655	(5,458)	(35)	19,976	23,286	(3,310)	(14)
FDIC insurance and other regulatory fees	7,534	6,493	1,041	16	16,078	30,312	(14,234)	(47)
Amortization of intangibles	2,627	2,907	(280)	(10)	5,255	5,814	(559)	(10)
Restructuring charges (reversals)	72	(658)	730	nm	(1,220)	866	(2,086)	nm
Valuation adjustment to Visa derivative	—	—	—	nm	2,200	—	2,200	nm
Other operating expense	30,965	29,799	1,166	4	61,104	61,072	32	—
Total non-interest expense	$315,701	$301,801	$13,900	5%	$623,735	$624,542	$(807)	—%

Three and Six Months Ended June 30, 2025 compared to June 30, 2024
Non-interest expense for the second quarter of 2025 was $315.7 million, up $13.9 million, or 5%, compared to the second quarter 2024, while year to date was $623.7 million, down slightly compared to the same period in 2024.
Salaries and other personnel expense increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 primarily due to the impact of headcount additions, merit increases, and higher performance-related incentives, in addition to a $2.7 million unfavorable change in the fair value of non-qualified deferred compensation plan assets

(offset in non-interest revenue). For the six months ended June 30, 2025, the increase compared to the same period in 2024 was primarily a result of headcount additions and merit increases. Total headcount of 4,880 was up 75, or 2% compared to June 30, 2024, as employees were added in areas associated with certain critical support functions, such as technology, operations, and security, and revenue growth, including the accelerated hiring of relationship managers.
Net occupancy, equipment, and software expense for the three and six months ended June 30, 2025 increased compared to the three and six months ended June 30, 2024 primarily due to ongoing investments in technology.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense for the three and six months ended June 30, 2025 increased compared to the same periods in 2024 largely due to enhancements associated with technology and operations infrastructure investments and new business initiatives in addition to higher servicing fees associated with third-party consumer loans.
Professional fees were down for the three and six months ended June 30, 2025 compared to the prior year periods due to lower legal fees primarily associated with the process of resolving certain loan relationships, somewhat offset by higher consulting fees largely related to projects now placed in service.
FDIC insurance and other regulatory fees increased for the three months ended June 30, 2025 compared to the prior year comparable period largely due to a $3.9 million reversal in the second quarter of 2024 related to a revised estimate of the FDIC special assessment, partially offset by a lower base assessment rate while the six months ended June 30, 2025 decrease primarily resulted from an $8.9 million decline in the accrual that related to updated estimates of the FDIC special assessment in addition to a lower base assessment rate.
During the six months ended June 30, 2025, restructuring (reversals) primarily consisted of a net reversal of $867 thousand for asset impairment/lease termination and common area maintenance charges related to corporate offices and $530 thousand in gains on sales of properties, partially offset by net severance expense while the restructuring charges for the six months ended June 30, 2024 primarily included $1.7 million in asset impairment/lease termination and common area maintenance charges related to corporate offices/branches partially offset by gains on the sale of two branches and net severance reversals.
During the six months ended June 30, 2025, Synovus recorded a valuation adjustment of $2.2 million to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund to its litigation escrow account.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense for the three months ended June 30, 2025 was up from the comparable period in 2024 largely due to a donation to our donor advised fund and higher business development-related expenses, including travel and advertising, partially offset by efforts to reduce client fraud and other operational losses as well as other prudent expense management efforts. For the six months ended June 30, 2025, other expense was relatively flat, primarily impacted by efforts to reduce client fraud and other operational losses as well as other prudent expense management efforts somewhat offset by higher business development-related expenses, including travel and advertising, and the donation to our donor advised fund.
Income Tax Expense
Income tax expense was $57.6 million for the three months ended June 30, 2025, compared to a tax benefit of $7.4 million for the three months ended June 30, 2024, representing effective tax rates of 21.0% and 33.4%, respectively. Income tax expense was $114.7 million for the six months ended June 30, 2025, compared to $29.6 million for the six months ended June 30, 2024, representing effective tax rates of 21.8% and 21.3%, respectively.
The effective tax rate was lower for the three-month period ended June 30, 2025 but higher for the six-month period ended June 30, 2025, due to varying levels of pre-tax income and a change in the timing and mix of discrete tax items recognized in the comparable periods in the prior year. Strategic repositioning of our investment securities portfolio in the second quarter of 2024 generated a pre-tax loss that impacts comparability. Discrete items affecting comparability include tax benefits from share-based compensation, the accrual and release of valuation allowances or reserves for uncertain tax positions, and accounting for changes in tax laws, all of which can vary significantly from period to period.
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. While it contains a number of corporate income tax provisions, we do not expect the effects to be significant to Synovus.
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
At June 30, 2025, credit metrics included both NPAs and NPLs at 59 bps, and total past due loans at 24 bps as a percentage of total loans. Net charge-offs were $18.3 million, or 17 bps annualized, and $39.7 million, or 19 bps annualized, respectively, for the three and six months ended June 30, 2025.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Non-performing loans	$257,415	$309,164	$256,106
ORE	1,198	385	823
Non-performing assets	$258,613	$309,549	$256,929
Total loans	$43,536,716	$42,609,028	$43,093,397
Non-performing loans as a % of total loans	0.59%	0.73%	0.59%
Non-performing assets as a % of total loans and ORE	0.59	0.73	0.60
Loans 90 days past due and still accruing	$40,065	$48,592	$4,460
As a % of total loans	0.09%	0.11%	0.01%
Total past due loans and still accruing	$104,267	$108,878	$129,759
As a % of total loans	0.24%	0.26%	0.30%
FDMs	$120,902	$104,160	$85,397
Net charge-offs, quarter	18,301	28,101	34,485
Net charge-offs/average loans, quarter (annualized)	0.17%	0.26%	0.32%
Net charge-offs, year-to-date	$39,667	$133,994	$78,841
Net charge-offs/average loans, year-to-date (annualized)	0.19%	0.31%	0.36%
Provision for (reversal of) loan losses, quarter	$4,925	$29,961	$26,925
Provision for (reversal of) unfunded commitments, quarter	(1,680)	2,906	(521)
Provision for (reversal of) credit losses, quarter	$3,245	$32,867	$26,404
Provision for (reversal of) loan losses, year-to-date	17,653	141,454	84,557
Provision for (reversal of) unfunded commitments, year-to-date	(3,487)	(4,769)	(4,173)
Provision for (reversal of) credit losses, year-to-date	14,166	136,685	80,384
Allowance for loan losses	$464,831	$486,845	$485,101
Reserve for unfunded commitments	48,975	52,462	53,058
Allowance for credit losses	$513,806	$539,307	$538,159
ACL to loans coverage ratio	1.18%	1.27%	1.25%
ALL to loans coverage ratio	1.07	1.14	1.13
ACL/NPLs	199.60	174.44	210.13
ALL/NPLs	180.58	157.47	189.41

Non-performing Assets
Total NPAs were $258.6 million at June 30, 2025, a $50.9 million, or 16%, decrease from December 31, 2024 primarily due to the resolution of a few non-performing relationships and lower NPL inflows.
Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at June 30, 2025 decreased $117.0 million compared to December 31, 2024, primarily due to the upward migration and paydowns of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	June 30, 2025	December 31, 2024
Special mention	$727,510	$755,118
Substandard	802,081	873,121
Doubtful	34,064	52,326
Loss	2,405	2,523
Criticized and Classified loans	$1,566,060	$1,683,088
As a % of total loans	3.6%	4.0%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $3.2 million and $14.2 million, respectively, for the three and six months ended June 30, 2025, compared to a provision of $26.4 million and $80.4 million, respectively, for the three and six months ended June 30, 2024. The decreases were driven by improved performance, including a decrease in net charge-offs and lower defaults. This was partially offset by a less optimistic economic outlook. Net charge-offs for the three and six months ended June 30, 2025 were $18.3 million and $39.7 million, respectively, as compared to $34.5 million and $78.8 million, respectively, for the three and six months ended June 30, 2024.
The ALL of $464.8 million and the reserve for unfunded commitments of $49.0 million, which is recorded in other liabilities, comprise the total ACL of $513.8 million at June 30, 2025. The ACL decreased $25.5 million compared to the December 31, 2024 ACL of $539.3 million, which consisted of an ALL of $486.8 million and a reserve for unfunded commitments of $52.5 million. The ACL to loans coverage ratio of 1.18% at June 30, 2025 decreased 9 bps compared to December 31, 2024 due to improved credit performance, partially offset by increased economic uncertainty. The ACL to NPL coverage ratio was 200% at June 30, 2025 compared to 174% at December 31, 2024.
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

At June 30, 2025, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	June 30, 2025	December 31, 2024 (1)
CET1 capital
Synovus Financial Corp.	$5,324,987	$5,199,950
Synovus Bank	5,834,631	5,657,947
Tier 1 risk-based capital
Synovus Financial Corp.	5,862,132	5,737,095
Synovus Bank	5,834,631	5,657,947
Total risk-based capital
Synovus Financial Corp.	6,696,537	6,622,462
Synovus Bank	6,536,705	6,373,618
CET1 capital ratio
Synovus Financial Corp.	10.96%	10.84%
Synovus Bank	12.03	11.81
Tier 1 risk-based capital ratio
Synovus Financial Corp.	12.06	11.96
Synovus Bank	12.03	11.81
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	13.78	13.81
Synovus Bank	13.47	13.31
Leverage ratio
Synovus Financial Corp.	9.86	9.55
Synovus Bank	9.83	9.44

(1) Synovus adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect the final year of Synovus' election of the five-year transition provision.
At June 30, 2025, Synovus' CET1 ratio of 10.96% improved 12 bps compared to December 31, 2024, as our organic earnings supported capital accretion that was somewhat offset by share repurchases. We believe current capital levels are more than adequate in a range of more challenging economic outcomes. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2024 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On December 13, 2024, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.39 per share, beginning with the quarterly dividend payable in April 2025, and authorized share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended June 30, 2025, Synovus repurchased 476 thousand shares of common stock at an average price of $44.64 per share via open market transactions. During the six months ended June 30, 2025, Synovus repurchased 2.9 million shares of common stock at an average price of $48.62 per share via open market transactions.
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
Synovus declared common stock dividends of $108.7 million, or $0.78 per common share, for the six months ended June 30, 2025, compared to $110.4 million, or $0.76 per common share, for the six months ended June 30, 2024. In addition,

Synovus declared dividends on its preferred stock of $22.7 million for the six months ended June 30, 2025 compared to $19.4 million for the six months ended June 30, 2024.
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
Total deposits at June 30, 2025 decreased $1.17 billion compared to December 31, 2024, primarily due to a $1.01 billion decrease in core deposits, along with a $158.2 million decline in brokered deposits. The decline in core deposits was primarily attributable to a reduction in core time deposits, as well as seasonal headwinds which are typical within the second quarter. To fund the difference at June 30, 2025, compared to December 31, 2024, between loan growth of $927.7 million and the aforementioned decline in deposits, long-term FHLB advances (within long-term debt) were leveraged as the balance grew by $2.15 billion compared to December 31, 2024. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At June 30, 2025, contingent sources of liquidity totaled approximately $23.5 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $5.66 billion, subject to FHLB credit policies.
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
Earning Assets and Sources of Funds
Average earning assets decreased $137.2 million in the first six months of 2025 compared to the same period in 2024. The decrease in average earning assets primarily resulted from a $707.9 million decrease in average total loans, net of unearned income, offset by a $571.9 million increase in interest-earning deposits with other banks. The decrease in average total loans, net of unearned income, was largely due to increased paydowns. The increase in interest-earning deposits with other banks was the result of higher balances held with the Federal Reserve Bank in light of our $500 million Senior debt issuance in the fourth quarter of 2024.
Average interest-bearing liabilities increased $884.0 million for the first six months of 2025 compared to the same period in 2024. The increase in average interest-bearing liabilities largely resulted from increases of $1.39 billion and $883.8 million in average money market accounts and average interest-bearing demand deposits, respectively, coupled with an increase of $227.6 million in long-term debt, partially offset by decreases of $777.8 million and $652.5 million in average brokered deposits and average time deposits, respectively. The increases in average money market accounts and average interest-bearing demand deposits and decreases in average brokered deposits and average time deposits were correlated, as positive deposit remixing resulted in a shift towards lower cost deposits. Average non-interest-bearing demand deposits decreased $689.4 million for the first six months of 2025 compared to the same period in 2024 primarily due to the continued pressures from the rate environment, which resulted in shifts into interest-bearing deposits and client deployment of excess funds, which largely occurred in the first half of 2024.
Net interest income for the six months ended June 30, 2025 was $913.9 million, up $60.1 million, or 7%, compared to the same period in 2024. Net interest margin was up 24 bps over the comparable period to 3.36%, impacted by a host of factors including fixed-asset repricing and effective management of deposit costs.
On a sequential quarter basis, net interest income was up $5.2 million, or 1%, and net interest margin for the second quarter of 2025 was up 2 bps compared to the first quarter of 2025. The linked quarter slight increase in the net interest margin benefited from a decline in our cost of deposits, fixed-rate asset repricing, hedge maturities, lower interest-earning deposits with other banks balances and a stable Fed Funds environment.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and six months ended June 30, 2025 and 2024, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended June 30,						2025 Compared to 2024
	2025			2024			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume/ Mix	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,539,952	$550,768	6.39%	$35,006,497	$593,715	6.82%	$(7,933)	$(35,014)	$(42,947)
Consumer loans (2)	8,278,835	108,705	5.26	8,358,325	109,206	5.23	(1,036)	535	(501)
Less: Allowance for loan losses	(474,658)	—	—	(492,640)	—	—	—	—	—
Loans, net	42,344,129	659,473	6.25	42,872,182	702,921	6.59	(8,969)	(34,479)	(43,448)
Total investment securities(4)	10,734,276	93,720	3.49	10,373,792	78,891	3.04	2,732	12,097	14,829
Interest-earning deposits with other banks	1,531,139	16,525	4.27	1,248,460	16,641	5.28	3,721	(3,837)	(116)
Federal funds sold and securities purchased under resale agreements	29,766	219	2.91	23,493	159	2.68	42	18	60
Mortgage loans held for sale	38,913	582	5.98	37,364	666	7.13	27	(111)	(84)
Other loans held for sale	88,348	516	2.31	96,180	466	1.92	(37)	87	50
Other earning assets(5)	196,539	2,269	4.61	198,515	2,849	5.75	(28)	(552)	(580)
Total interest earning assets	$54,963,110	$773,304	5.64%	$54,849,986	$802,593	5.89%	$(2,512)	$(26,777)	$(29,289)
Cash and due from banks	461,767			531,604
Premises and equipment	381,260			376,293
Cash surrender value of bank-owned life insurance	1,147,894			1,121,764
Other assets(6)	2,623,082			2,367,202
Total assets	$59,577,113			$59,246,849
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,534,256	$63,656	2.21%	$10,789,288	$68,809	2.57%	$4,773	$(9,926)	$(5,153)
Money market accounts	14,322,197	98,275	2.75	12,617,120	99,380	3.17	13,476	(14,581)	(1,105)
Savings deposits	994,159	355	0.14	1,036,321	304	0.12	(13)	64	51
Time deposits	7,205,998	62,047	3.45	8,382,774	93,431	4.48	(13,144)	(18,240)	(31,384)
Brokered deposits	4,760,027	53,976	4.55	5,483,298	73,830	5.42	(9,773)	(10,081)	(19,854)
Federal funds purchased and securities sold under repurchase agreements	62,543	186	1.17	114,595	570	1.97	(256)	(128)	(384)
Other short-term borrowings	—	—	—	108,946	1,530	5.55	(1,508)	(22)	(1,530)
Long-term debt	2,111,647	33,586	6.35	1,666,731	28,390	6.79	7,532	(2,336)	5,196
Total interest-bearing liabilities	$40,990,827	$312,081	3.05%	$40,199,073	$366,244	3.66%	$1,087	$(55,250)	$(54,163)
Non-interest-bearing demand deposits	11,386,117			12,099,256
Other liabilities	1,689,533			1,932,822
Total equity	5,510,636			5,015,698
Total liabilities and shareholders' equity	$59,577,113			$59,246,849
Net interest income and net interest margin, taxable equivalent (7)		$461,223	3.37%		$436,349	3.20%	$(3,599)	$28,473	$24,874
Less: taxable-equivalent adjustment		1,662			1,351
Net interest income		$459,561			$434,998

(1)    Changes in rate/volume will equal the increase (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: Second Quarter 2025 - $11.5 million, Second Quarter 2024 - $12.3 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes trading account assets and FHLB and Federal Reserve Bank stock.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(394.9) million and $(727.6) million for the Second Quarter 2025 and 2024, respectively.
(7)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Six Months Ended June 30,						2025 Compared to 2024
	2025			2024			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume/ Mix	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,401,857	$1,094,253	6.41%	$34,975,147	$1,177,174	6.77%	$(19,246)	$(63,675)	$(82,921)
Consumer loans (2)	8,261,594	215,049	5.23	8,396,215	218,773	5.23	(3,492)	(232)	(3,724)
Less: Allowance for loan losses	(477,326)	—	—	(486,893)	—	—	—	—	—
Loans, net	42,186,125	1,309,302	6.25	42,884,469	1,395,947	6.54	(22,738)	(63,907)	(86,645)
Total investment securities(4)	10,746,824	187,072	3.48	10,761,017	150,797	2.80	(197)	36,472	36,275
Interest-earning deposits with other banks	1,791,271	38,697	4.30	1,219,372	32,548	5.28	14,974	(8,825)	6,149
Federal funds sold and securities purchased under resale agreements	24,990	350	2.78	29,586	425	2.84	(65)	(10)	(75)
Mortgage loans held for sale	31,631	955	6.04	33,569	1,161	6.92	(66)	(140)	(206)
Other loans held for sale	78,752	900	2.27	57,323	549	1.89	201	150	351
Other earning assets(5)	187,492	4,370	4.66	198,954	5,187	5.23	(297)	(520)	(817)
Total interest earning assets	$55,047,085	$1,541,646	5.65%	$55,184,290	$1,586,614	5.78%	$(8,188)	$(36,780)	$(44,968)
Cash and due from banks	480,381			528,178
Premises and equipment	382,751			373,335
Cash surrender value of bank-owned life insurance	1,145,432			1,118,233
Other assets(6)	2,670,354			1,930,505
Total assets	$59,726,003			$59,134,541
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,573,656	$126,467	2.20%	$10,689,814	$134,224	2.53%	$11,089	$(18,846)	$(7,757)
Money market accounts	14,112,729	191,172	2.73	12,721,753	202,509	3.20	22,073	(33,410)	(11,337)
Savings deposits	994,143	675	0.14	1,046,704	591	0.11	(29)	113	84
Time deposits	7,490,303	133,102	3.58	8,142,812	179,924	4.44	(14,366)	(32,456)	(46,822)
Brokered deposits	4,832,565	109,218	4.56	5,610,371	151,172	5.42	(20,905)	(21,049)	(41,954)
Federal funds purchased and securities sold under repurchase agreements	68,863	394	1.14	114,076	1,218	2.11	(473)	(351)	(824)
Other short-term borrowings	—	—	—	90,361	2,485	5.44	(2,438)	(47)	(2,485)
Long-term debt	1,943,360	63,434	6.53	1,715,736	57,985	6.74	7,608	(2,159)	5,449
Total interest-bearing liabilities	$41,015,619	$624,462	3.07%	$40,131,627	$730,108	3.66%	$2,559	$(108,205)	$(105,646)
Non-interest-bearing demand deposits	11,396,028			12,085,463
Other liabilities	1,873,110			1,857,741
Total equity	5,441,246			5,059,710
Total liabilities and shareholders' equity	$59,726,003			$59,134,541
Net interest income and net interest margin, taxable equivalent (7)		$917,184	3.36%		$856,506	3.12%	$(10,747)	$71,425	$60,678
Less: taxable-equivalent adjustment		3,239			2,662
Net interest income		$913,945			$853,844

(1)    Changes in rate/volume will equal the increase (decrease) in interest income/expense.
(2)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2025 - $24.8 million, 2024 - $22.9 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes trading account assets and FHLB and Federal Reserve Bank stock.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(433.9) million and $(1.04) billion for the six months ended June 30, 2025 and 2024, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to June 30, 2025 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 4.25% to 4.50% as of June 30, 2025 and the prime rate of 7.50% as of June 30, 2025. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 4.3% and 2.1% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.1% and 4.1% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at June 30, 2025, with comparable information for December 31, 2024.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	June 30, 2025	December 31, 2024
+200	4.3%	4.0%
+100	2.1	2.0
-100	(2.1)	(2.0)
-200	(4.1)	(3.8)
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

Mortgage banking income is also subject to market risk. Mortgage loan originations are sensitive to levels of mortgage interest rates and therefore, mortgage banking income can be negatively impacted during a period of sustained elevated interest rates as we have been experiencing through the cycle. The extension of commitments to clients to fund mortgage loans also subjects Synovus to market risk. This risk is primarily created by the time periods between making the commitment, closing, and delivering the loan. Synovus seeks to minimize its exposure by utilizing various risk management tools, including forward sales commitments and other economic hedges.
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
As of both June 30, 2025 and December 31, 2024, Synovus had $4.35 billion, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of June 30, 2025 and December 31, 2024, Synovus had $2.25 billion and $2.10 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Six Months Ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Adjusted non-interest revenue
Total non-interest revenue	$134,135	$(128,851)	$250,601	$(9,963)
Investment securities (gains) losses, net	—	256,660	—	256,660
Fair value adjustment on non-qualified deferred compensation	(3,275)	(561)	(2,459)	(2,860)
Adjusted non-interest revenue	$130,860	$127,248	$248,142	$243,837

Adjusted non-interest expense
Total non-interest expense	$315,701	$301,801	$623,735	$624,542
Restructuring (charges) reversals	(72)	658	1,220	(866)
Valuation adjustment to Visa derivative	—	—	(2,200)	—
Fair value adjustment on non-qualified deferred compensation	(3,275)	(561)	(2,459)	(2,860)
Adjusted non-interest expense	$312,354	$301,898	$620,296	$620,816

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$312,354	$301,898	$620,296	$620,816
Amortization of intangibles	(2,627)	(2,907)	(5,255)	(5,814)
Adjusted tangible non-interest expense	$309,727	$298,991	$615,041	$615,002

Net interest income	$459,561	$434,998	$913,945	$853,844
Taxable equivalent adjustment	1,662	1,351	3,239	2,662
Net interest income (TE)	$461,223	$436,349	$917,184	$856,506

Net interest income	$459,561	$434,998	$913,945	$853,844
Total non-interest revenue	134,135	(128,851)	250,601	(9,963)
Total revenue	$593,696	$306,147	$1,164,546	$843,881
Taxable equivalent adjustment	1,662	1,351	3,239	2,662
Total (TE) revenue	$595,358	$307,498	$1,167,785	$846,543
Investment securities (gains) losses, net	—	256,660	—	256,660
Fair value adjustment on non-qualified deferred compensation	(3,275)	(561)	(2,459)	(2,860)
Adjusted revenue (TE)	$592,083	$563,597	$1,165,326	$1,100,343
Efficiency ratio (TE)	53.03%	98.15%	53.41%	73.78%
Adjusted tangible efficiency ratio	52.31	53.05	52.78	55.89

Adjusted pre-provision net revenue
Net interest income	$459,561	$434,998	$913,945	$853,844
Total non-interest revenue	134,135	(128,851)	250,601	(9,963)
Total non-interest expense	(315,701)	(301,801)	(623,735)	(624,542)
Pre-provision net revenue (PPNR)	$277,995	$4,346	$540,811	$219,339

Adjusted revenue (TE)	$592,083	$563,597	$1,165,326	$1,100,343
Adjusted non-interest expense	(312,354)	(301,898)	(620,296)	(620,816)
Adjusted PPNR	$279,729	$261,699	$545,030	$479,527

Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$206,320	$(23,741)	$390,011	$91,081
Restructuring charges (reversals)	72	(658)	(1,220)	866
Valuation adjustment to Visa derivative	—	—	2,200	—
Investment securities (gains) losses, net	—	256,660	—	256,660
Tax effect of adjustments (1)	(17)	(62,644)	(237)	(63,016)
Adjusted net income available to common shareholders	$206,375	$169,617	$390,754	$285,591
Weighted average common shares outstanding, diluted	139,502	145,565	140,770	146,568
Net income per common share, diluted	$1.48	$(0.16)	$2.77	$0.62
Adjusted net income per common share, diluted(2)	1.48	1.16	2.78	1.95
(1) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.
(2) Diluted shares of 146,034 (in thousands) used to calculate 2Q24 adjusted diluted earnings per share.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Adjusted return on average assets (annualized)
Net income	$217,119	$(14,680)	$411,991	$109,390
Restructuring charges (reversals)	72	(658)	(1,220)	866
Valuation adjustment to Visa derivative	—	—	2,200	—
Investment securities (gains) losses, net	—	256,660	—	256,660
Tax effect of adjustments (1)	(17)	(62,644)	(237)	(63,016)
Adjusted net income	$217,174	$178,678	$412,734	$303,900
Net income annualized	870,862	(59,043)	830,811	219,982
Adjusted net income annualized	871,083	718,639	832,309	611,140
Total average assets	$59,577,113	$59,246,849	$59,726,003	$59,134,541
Return on average assets (annualized)	1.46%	(0.10)%	1.39%	0.37%
Adjusted return on average assets (annualized)	1.46	1.21	1.39	1.03
(1) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

	Three Months Ended		Six Months Ended
(dollars in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$206,320	$(23,741)	$390,011	$91,081
Restructuring charges (reversals)	72	(658)	(1,220)	866
Valuation adjustment to Visa derivative	—	—	2,200	—
Investment securities (gains) losses, net	—	256,660	—	256,660
Tax effect of adjustments (1)	(17)	(62,644)	(237)	(63,016)
Adjusted net income available to common shareholders	$206,375	$169,617	$390,754	$285,591

Adjusted net income available to common shareholders annualized	$827,768	$682,196	$787,985	$574,320
Amortization of intangibles, annualized net of tax	7,993	8,831	8,038	8,831
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$835,761	$691,027	$796,023	$583,151

Net income (loss) available to common shareholders annualized	$827,547	$(95,486)	$786,486	$183,163
Amortization of intangibles, annualized net of tax	7,993	8,831	8,038	8,831
Net income (loss) available to common shareholders excluding amortization of intangibles annualized	$835,540	$(86,655)	$794,524	$191,994

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$4,952,297	$4,455,198	$4,882,675	$4,498,907
Average goodwill	(480,440)	(480,902)	(480,440)	(480,671)
Average other intangible assets, net	(30,398)	(41,547)	(31,675)	(43,022)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$4,441,459	$3,932,749	$4,370,560	$3,975,214
Return on average common equity (annualized)	16.71%	(2.14)%	16.11%	4.07%
Adjusted return on average common equity (annualized)	16.71	15.31	16.14	12.77
Return on average tangible common equity (annualized)	18.81	(2.20)	18.18	4.83
Adjusted return on average tangible common equity (annualized)	18.82	17.57	18.21	14.67
(1) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued

(dollars in thousands)	June 30, 2025	December 31, 2024	June 30, 2024
Tangible common equity ratio
Total assets	$61,056,785	$60,233,644	$59,606,343
Goodwill	(480,440)	(480,440)	(480,440)
Other intangible assets, net	(29,063)	(34,318)	(40,114)
Tangible assets	$60,547,282	$59,718,886	$59,085,789

Total Synovus Financial Corp. shareholders' equity	$5,617,686	$5,244,557	$5,053,606
Goodwill	(480,440)	(480,440)	(480,440)
Other intangible assets, net	(29,063)	(34,318)	(40,114)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,571,038	$4,192,654	$3,995,907
Total Synovus Financial Corp. shareholders' equity to total assets ratio	9.20%	8.71%	8.48%
Tangible common equity ratio	7.55	7.02	6.76

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

PART II. – OTHER INFORMATION
ITEM 1. – LEGAL PROCEEDINGS
See "Part I - Item 1. Financial Statements and Supplementary Data - Note 8 - Commitments and Contingencies" of this Report.
ITEM 1A. – RISK FACTORS
In addition to the other information set forth in this Report, in evaluating an investment in the Company's securities, investors should consider carefully, among other things, the risk factors previously disclosed in "Part I - Item IA - Risk Factors" of Synovus' 2024 Form 10-K which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.
Other than the risk factors set forth below, there are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K.
Risks Relating to the Merger with Pinnacle
We have identified certain additional risk factors in connection with the Merger Agreement and the proposed Merger. These risks and the other risks associated with the proposed Merger will be more fully discussed in the joint proxy statement/prospectus that will be included in the registration statement on Form S-4 that Newco intends to file with the SEC in connection with the Merger.
The consummation of the Merger is contingent upon the satisfaction of a number of conditions, including shareholder and regulatory approvals, that may be outside either party’s control and that either party may be unable to satisfy or obtain or which may delay the consummation of the Merger or result in the imposition of conditions that could reduce the anticipated benefits from the Merger or cause the parties to abandon the Merger.
Consummation of the Merger is contingent upon the satisfaction of a number of conditions, some of which are beyond either party’s control, including, among others:
•approval of the Merger Agreement by Synovus’ and Pinnacle’s shareholders;
•authorization for listing on the NYSE of the shares of Newco common stock and Newco preferred stock (or any depositary shares in respect thereof) to be issued in connection with the Merger;
•the receipt of required regulatory approvals;
•effectiveness of the registration statement on Form S-4 to be filed by Newco in connection with the Merger; and
•the absence of any order, injunction, decree or other legal restraint preventing the completion of the Merger or any of the other transactions contemplated by the Merger Agreement.
Each party’s obligation to complete the Merger is also subject to certain additional customary conditions, including:
•subject to certain exceptions, the accuracy of the representations and warranties of the other party;
•performance in all material respects by the other party of its obligations under the Merger Agreement; and
•receipt by such party of an opinion from its counsel to the effect that such party’s merger with and into Newco will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.
These conditions to the closing of the Merger may not be fulfilled in a timely manner, or at all, and, accordingly, the Merger may not be completed. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after receipt of the requisite approvals by our shareholders or Pinnacle’s shareholders, or either party may elect to terminate the Merger Agreement in certain other circumstances.
As a condition to granting required regulatory approvals, governmental entities may impose conditions, limitations or costs, require divestitures or place restrictions on the conduct of the combined company after the closing of the Merger. Such conditions or changes and the process of obtaining regulatory approvals could, among other things, have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the combined company following the Merger, any of which may have an adverse effect on us or the combined company following the Merger.
Either party may also be subject to lawsuits challenging the Merger, and adverse rulings in these lawsuits may delay or prevent the Merger from being completed or require either party to incur significant costs to defend or settle these lawsuits. Any delay in completing the Merger could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.
We expect to incur substantial expenses related to the Merger.
We have incurred and expect to incur a number of costs associated with the Merger and the integration of our business with Pinnacle’s business. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit‐related costs, public company filing fees and other regulatory fees and financial printing and other related costs. There are also a large number of processes, policies, procedures, operations, technologies and systems that may need to be integrated.
While we have assumed that a certain level of costs will be incurred, there are many factors beyond our control that could affect the total amount or the timing of the integration expenses. Moreover, many of the expenses that we will incur are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale. These integration expenses may result in charges against earnings as a result of the Merger or the integration of our business with Pinnacle’s business, and the amount and timing of such charges are uncertain at present.
We may fail to realize all of the anticipated benefits of the Merger, or those benefits may take longer to realize than expected due to factors that may be outside our control or Pinnacle’s control.
We may fail to realize the anticipated benefits of the proposed Merger, including, among other things, anticipated revenue and cost synergies, due to factors that may be outside either party’s control, including, but not limited to, changes in laws or regulations or in the interpretation of existing laws or regulations, whether caused by a change in government or otherwise, or general economic, political, legislative or regulatory conditions, and the outcome of any legal or regulatory proceedings that may be currently pending or later instituted against us, Pinnacle or the combined company.
Both parties have operated and, until the completion of the Merger, will continue to operate, independently. The success of the Merger, including anticipated benefits and cost savings, will depend, in part, on the successful integration of our operations with Pinnacle’s operations in a manner that results in various benefits and that does not materially disrupt existing client relationships or result in decreased revenues due to loss of clients. The process of integrating operations could result in a loss of key personnel or cause an interruption of, or loss of momentum in, the activities of one or more of the combined company’s businesses following the completion of the Merger. Inconsistencies in standards, controls, procedures and policies could adversely affect the combined company following the completion of the Merger. The diversion of management’s attention and any delays or difficulties encountered in connection with the Merger and the integration of Pinnacle’s operations with our operations could have an adverse effect on the business, financial condition, operating results and prospects of the combined company.
If we experience difficulties in the integration process, including those listed above, we may fail to realize the anticipated benefits of the Merger in a timely manner, or at all.
Future results of the combined company may suffer if it does not effectively manage its expanded operations and increased size following the Merger.
Following the Merger, the size of the combined company will increase significantly beyond our current size. The combined company’s future success depends, in part, upon its ability to manage its expanded business and increased size, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that the combined company will be successful or that the combined company will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the Merger.
In addition, following the Merger, the combined company may be subject to increased scrutiny by, and/or additional regulatory requirements of, governmental authorities as a result of the Merger or the size, scope and complexity of the combined company’s business operations, which may have an adverse effect on its business, operations or stock price. We expect the combined company will be subject to heightened supervision under the Federal Reserve Board’s enhanced prudential standards for large banks as a result of the combined company having total assets in excess of $100 billion and therefore becoming a Category IV institution under the tailoring framework. The transition to heightened supervision and classification as a Category IV institution is a significant regulatory hurdle and involves additional liquidity risk management requirements, more onerous internal liquidity stress testing and liquidity buffer requirements, supervisory stress testing, the stress capital buffer, additional capital planning requirements, additional reporting to the Federal Reserve and more comprehensive resolution plan filings with the FDIC.

While the Merger is pending, we will be subject to business uncertainties and contractual restrictions that could adversely affect our business and operations.
Uncertainty about the effect of the Merger on employees, clients, suppliers and other persons with whom we or Pinnacle have a business relationship may have an adverse effect on our business, operations and stock price. Existing clients, suppliers and other business partners of ours and of Pinnacle could decide to no longer do business with us or with Pinnacle before the completion of the Merger or with the combined company after the Merger is completed, reducing its anticipated benefits. Both parties are also subject to certain restrictions on the conduct of our respective businesses while the Merger is pending. As a result, certain projects may be delayed or abandoned, and business decisions could be deferred. Employee retention may be challenging for us and Pinnacle before completion of the Merger, as certain employees may experience uncertainty about their future roles with the combined company following the Merger, and these retention challenges will require us to incur additional expenses in order to retain key employees. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Merger, the benefits of the Merger could be materially diminished.
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
On December 13, 2024 the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. The table below sets forth information regarding repurchases of our common stock during the second quarter of 2025.

Table 15 - Share Repurchases
(in thousands, except per share data)	Total Number of Shares Repurchased	Average Price Paid per Share(1)	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2025	273	$43.99	273	$268,158
May 1 to May 31, 2025	203	45.52	203	258,916
June 1 to June 30, 2025	—	—	—	258,916
Total	476	$44.64	476

(1)    The average price paid per share is calculated on a trade date basis for all open market transactions and excludes commissions, other transaction expenses, and the 1 percent excise tax charged on public company share repurchases.
The foregoing common stock repurchases during the second quarter of 2025 were purchased through open market transactions, including under plans complying with Rule 10b5-1 under the Exchange Act.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

ITEM 6. – EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger dated as of July 24, 2025 by and among Synovus, Pinnacle Financial Partners, Inc., and Steel Newco Inc., incorporated by reference to Exhibit 2.1 of Synovus’  Current Report on Form 8-K dated July 25, 2025, as filed with the SEC on July 25, 2025.

10.1
Employment Agreement dated as of July 24, 2025 by and among Synovus, Synovus Bank, and Kevin Blair, incorporated by reference to Exhibit 10.1 of Synovus’  Current Report on Form 8-K dated July 25, 2025, as filed with the SEC on July 25, 2025.

10.2
Employment Agreement dated as of July 24, 2025 by and among Synovus, Synovus Bank, and Andrew J. Gregory, Jr., incorporated by reference to Exhibit 10.2 of Synovus’  Current Report on Form 8-K dated July 25, 2025, as filed with the SEC on July 25, 2025.

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

SYNOVUS FINANCIAL CORP.

August 5, 2025	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)