Form 10-Q
period 2025-09-30
SYNOVUS FINANCIAL CORP
filed 2025-11-04
CIK 18349

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q

______________________________
☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
Commission file number 1-10312

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
As of October 30, 2025, 138,817,293 shares of the registrant's common stock, $1.00 par value, were outstanding.

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
C&I – Commercial and industrial
CCAR – Comprehensive Capital Analysis and Review
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
Parent Company – Synovus Financial Corp.
Pinnacle – Pinnacle Financial Partners, Inc., a Tennessee corporation
PPNR – Pre-provision net revenue
Qualpay – Qualpay, Inc.
Report – This Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025
SBA – Small Business Administration
SBIC – Small Business Investment Company
SEC – U.S. Securities and Exchange Commission
Securities Act – Securities Act of 1933, as amended
ii

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

PART I. FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
SYNOVUS FINANCIAL CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

(in thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Interest-earning deposits with banks and other cash and cash equivalents	$2,239,915	$2,977,667
Federal funds sold and securities purchased under resale agreements	34,292	16,320
Total cash, cash equivalents, and restricted cash	2,274,207	2,993,987
Investment securities held to maturity	2,450,885	2,581,469
Investment securities available for sale	7,575,468	7,551,018
Loans held for sale (includes $41,083 and $33,448 measured at fair value, respectively)	147,811	90,111
Loans, net of deferred fees and costs	43,753,234	42,609,028
Allowance for loan losses	(469,521)	(486,845)
Loans, net	43,283,713	42,122,183
Cash surrender value of bank-owned life insurance	1,156,297	1,139,988
Premises, equipment, and software, net	376,013	383,724
Goodwill	480,440	480,440
Other intangible assets, net	26,436	34,318
Other assets	2,713,905	2,856,406
Total assets	$60,485,175	$60,233,644
LIABILITIES AND EQUITY
Liabilities
Deposits:
Non-interest-bearing deposits	$11,053,423	$11,596,119
Interest-bearing deposits	38,950,306	39,499,240
Total deposits	50,003,729	51,095,359
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	62,467	131,728
Long-term debt	3,008,195	1,733,109
Other liabilities	1,571,580	2,007,197
Total liabilities	54,645,971	54,967,393
Equity
Shareholders' equity:
Preferred stock - no par value; authorized 100,000,000 shares; issued 22,000,000	537,145	537,145
Common stock - $1.00 par value; authorized 342,857,142 shares; issued 172,734,160 and 172,185,507, respectively; outstanding 138,813,060 and 141,165,908, respectively	172,734	172,186
Additional paid-in capital	3,999,363	3,986,729
Treasury stock, at cost; 33,921,100 and 31,019,599 shares, respectively	(1,359,096)	(1,216,827)
Accumulated other comprehensive income (loss), net	(676,797)	(970,765)
Retained earnings	3,145,388	2,736,089
Total Synovus Financial Corp. shareholders' equity	5,818,737	5,244,557
Noncontrolling interest in subsidiary	20,467	21,694
Total equity	5,839,204	5,266,251
Total liabilities and equity	$60,485,175	$60,233,644

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$680,441	$700,657	$1,986,504	$2,093,942
Investment securities	91,440	87,643	278,512	238,440
Loans held for sale	1,138	1,045	2,994	2,755
Federal Reserve Bank balances	19,006	17,416	56,182	48,077
Other earning assets	3,094	3,746	9,334	11,245
Total interest income	795,119	810,507	2,333,526	2,394,459
Interest expense:
Deposits	281,523	345,314	842,157	1,013,734
Long-term debt	38,668	24,055	102,102	82,041
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	233	398	627	4,101
Total interest expense	320,424	369,767	944,886	1,099,876
Net interest income	474,695	440,740	1,388,640	1,294,583
Provision for (reversal of) credit losses	21,690	23,434	35,855	103,818
Net interest income after provision for (reversal of) credit losses	453,005	417,306	1,352,785	1,190,765
Non-interest revenue:
Service charges on deposit accounts	26,303	23,683	74,675	68,403
Fiduciary and asset management fees	21,039	19,714	61,288	58,455
Card fees	19,894	18,439	61,253	57,343
Brokerage revenue	21,673	20,810	62,779	63,974
Mortgage banking income	4,374	4,033	12,147	11,395
Capital markets income	13,944	10,284	33,845	31,988
Income from bank-owned life insurance	9,628	8,442	27,991	23,886
Investment securities gains (losses), net	1,742	—	1,742	(256,660)
Other non-interest revenue	22,100	18,575	55,577	55,233
Total non-interest revenue	140,697	123,980	391,297	114,017
Non-interest expense:
Salaries and other personnel expense	197,313	184,814	575,006	552,742
Net occupancy, equipment, and software expense	49,089	46,977	146,330	140,200
Third-party processing and other services	22,306	21,552	67,715	63,593
Professional fees	13,307	10,854	33,283	34,140
FDIC insurance and other regulatory fees	7,042	7,382	23,120	37,694
Restructuring charges (reversals)	(747)	1,219	(1,968)	2,084
Merger-related expense	23,757	—	23,757	—
Other operating expense	36,662	40,892	105,221	107,779
Total non-interest expense	348,729	313,690	972,464	938,232
Income before income taxes	244,973	227,596	771,618	366,550
Income tax expense	48,468	46,912	163,122	76,476
Net income	196,505	180,684	608,496	290,074
Less: Net income (loss) attributable to noncontrolling interest	(489)	(871)	(1,227)	(1,960)
Net income attributable to Synovus Financial Corp.	196,994	181,555	609,723	292,034
Less: Preferred stock dividends	11,404	11,927	34,122	31,325
Net income available to common shareholders	$185,590	$169,628	$575,601	$260,709
Net income per common share, basic	$1.34	$1.19	$4.13	$1.80
Net income per common share, diluted	1.33	1.18	4.10	1.79
Weighted average common shares outstanding, basic	138,803	143,144	139,452	145,039
Weighted average common shares outstanding, diluted	139,612	143,979	140,289	145,718

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited)

	Three Months Ended September 30,
	2025			2024
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$244,973	$(48,468)	$196,505	$227,596	$(46,912)	$180,684
Unamortized holding losses on investment securities transferred to held to maturity:
Net unamortized unrealized holding losses on available for sale investment securities transferred to held to maturity during the period	—	—	—	—	—	—
Reclassification adjustment for amortization of unrealized holding losses on held to maturity investment securities	20,133	(4,862)	15,271	19,834	(4,790)	15,044
Net change	20,133	(4,862)	15,271	19,834	(4,790)	15,044
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	57,867	(13,975)	43,892	255,064	(61,598)	193,466
Reclassification adjustment for realized (gains) losses included in net income	(1,742)	421	(1,321)	—	—	—
Net change	56,125	(13,554)	42,571	255,064	(61,598)	193,466
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	(7,954)	1,922	(6,032)	52,985	(12,796)	40,189
Reclassification adjustment for realized (gains) losses included in net income	13,993	(3,379)	10,614	36,768	(8,879)	27,889
Net change	6,039	(1,457)	4,582	89,753	(21,675)	68,078
Total other comprehensive income	$82,297	$(19,873)	$62,424	$364,651	$(88,063)	$276,588
Comprehensive income			258,929			457,272
Less: comprehensive income (loss) attributable to noncontrolling interest			(489)			(871)
Comprehensive income attributable to Synovus Financial Corp.			$259,418			$458,143

	Nine Months Ended September 30,
	2025			2024
(in thousands)	Before-tax Amount	Income Tax	Net of Tax Amount	Before-tax Amount	Income Tax	Net of Tax Amount
Net income	$771,618	$(163,122)	$608,496	$366,550	$(76,476)	$290,074
Unamortized holding losses on investment securities transferred to held to maturity:
Net unamortized unrealized holding losses on available for sale investment securities transferred to held to maturity during the period	—	—	—	(708,549)	171,115	(537,434)
Reclassification adjustment for amortization of unrealized holding losses on held to maturity investment securities	55,287	(13,351)	41,936	40,472	(9,774)	30,698
Net change	55,287	(13,351)	41,936	(668,077)	161,341	(506,736)
Unrealized gains (losses) on investment securities available for sale:
Net unrealized gains (losses) arising during the period	243,195	(58,732)	184,463	773,230	(186,735)	586,495
Reclassification adjustment for realized (gains) losses included in net income	(1,742)	421	(1,321)	256,660	(61,983)	194,677
Net change	241,453	(58,311)	183,142	1,029,890	(248,718)	781,172
Unrealized gains (losses) on derivative instruments designated as cash flow hedges:
Net unrealized gains (losses) arising during the period	41,705	(10,071)	31,634	(22,345)	5,396	(16,949)
Reclassification adjustment for realized (gains) losses included in net income	49,119	(11,863)	37,256	113,118	(27,318)	85,800
Net change	90,824	(21,934)	68,890	90,773	(21,922)	68,851
Total other comprehensive income	$387,564	$(93,596)	$293,968	$452,586	$(109,299)	$343,287
Comprehensive income			902,464			633,361
Less: comprehensive income (loss) attributable to noncontrolling interest			(1,227)			(1,960)
Comprehensive income attributable to Synovus Financial Corp.			$903,691			$635,321

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at June 30, 2025	$537,145	$172,703	$3,992,061	$(1,359,113)	$(739,221)	$3,014,111	20,956	$5,638,642
Net income (loss)	—	—	—	—	—	196,994	(489)	196,505
Other comprehensive income, net of income taxes	—	—	—	—	62,424	—	—	62,424
Cash dividends declared on common stock - $0.39 per share	—	—	—	—	—	(54,137)	—	(54,137)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(11,404)	—	(11,404)
Repurchases of common stock including costs to repurchase	—	—	—	17	—	—	—	17
Restricted share unit vesting and taxes paid related to net share settlement	—	24	(414)	—	—	(176)	—	(566)
Stock options exercised, net	—	7	230	—	—	—	—	237
Share-based compensation expense	—	—	7,486	—	—	—	—	7,486
Balance at September 30, 2025	$537,145	$172,734	$3,999,363	$(1,359,096)	$(676,797)	$3,145,388	$20,467	$5,839,204

Balance at June 30, 2024	$537,145	$171,936	$3,965,751	$(1,066,239)	$(1,050,374)	$2,495,387	$23,066	$5,076,672
Net income (loss)	—	—	—	—	—	181,555	(871)	180,684
Other comprehensive income, net of income taxes	—	—	—	—	276,588	—	—	276,588
Cash dividends declared on common stock - $0.38 per share	—	—	—	—	—	(53,932)	—	(53,932)
Cash dividends declared on preferred stock(1)	—	—	—	—	—	(11,927)	—	(11,927)
Repurchases of common stock including costs to repurchase	—	—	—	(100,891)	—	—	—	(100,891)
Restricted share unit vesting and taxes paid related to net share settlement	—	22	(442)	—	—	(119)	—	(539)
Stock options exercised, net	—	119	3,668	—	—	—	—	3,787
Share-based compensation expense	—	—	7,729	—	—	—	—	7,729
Balance at September 30, 2024	$537,145	$172,077	$3,976,706	$(1,167,130)	$(773,786)	$2,610,964	$22,195	$5,378,171

	Synovus Financial Corp. Shareholders' Equity

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total
Balance at December 31, 2024	$537,145	$172,186	$3,986,729	$(1,216,827)	$(970,765)	$2,736,089	$21,694	$5,266,251
Net income (loss)	—	—	—	—	—	609,723	(1,227)	608,496
Other comprehensive income, net of income taxes	—	—	—	—	293,968	—	—	293,968
Cash dividends declared on common stock - $1.17 per share	—	—	—	—	—	(162,856)	—	(162,856)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(34,122)	—	(34,122)
Repurchases of common stock including costs to repurchase	—	—	—	(142,269)	—	—	—	(142,269)
Restricted share unit vesting and taxes paid related to net share settlement	—	520	(12,782)	—	—	(3,446)	—	(15,708)
Stock options exercised, net	—	28	738	—	—	—	—	766
Share-based compensation expense	—	—	24,678	—	—	—	—	24,678
Balance at September 30, 2025	$537,145	$172,734	$3,999,363	$(1,359,096)	$(676,797)	$3,145,388	$20,467	$5,839,204

Balance at December 31, 2023	$537,145	$171,360	$3,955,819	$(944,484)	$(1,117,073)	$2,517,226	$24,155	$5,144,148
Net income (loss)	—	—	—	—	—	292,034	(1,960)	290,074
Other comprehensive income, net of income taxes	—	—	—	—	343,287	—	—	343,287
Cash dividends declared on common stock - $1.14 per share	—	—	—	—	—	(164,352)	—	(164,352)
Cash dividends declared on preferred stock(2)	—	—	—	—	—	(31,325)	—	(31,325)
Repurchases of common stock including costs to repurchase	—	—	—	(222,646)	—	—	—	(222,646)
Restricted share unit vesting and taxes paid related to net share settlement	—	510	(9,059)	—	—	(2,619)	—	(11,168)
Stock options exercised, net	—	207	5,707	—	—	—	—	5,914
Share-based compensation expense	—	—	24,239	—	—	—	—	24,239
Balance at September 30, 2024	$537,145	$172,077	$3,976,706	$(1,167,130)	$(773,786)	$2,610,964	$22,195	$5,378,171

(1)    For the three months ended September 30, 2025, dividends per share were $0.51 for Series D and $0.52 for Series E Preferred Stock. For the three months ended September 30, 2024, dividends per share were $0.57 for Series D and $0.52 for Series E Preferred Stock.
(2)    For the nine months ended September 30, 2025, dividends per share were $1.51 for Series D and $1.57 for Series E Preferred Stock. For the nine months ended September 30, 2024, dividends per share were $1.71 for Series D and $1.26 for Series E Preferred Stock.

See accompanying notes to unaudited interim consolidated financial statements.

SYNOVUS FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30,
(in thousands)	2025	2024
Operating Activities
Net income	$608,496	$290,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (reversal of) credit losses	35,855	103,818
Depreciation, amortization, and accretion, net	41,795	47,548
Deferred income tax expense (benefit)	8,100	15,016
Originations of loans held for sale	(5,760,855)	(4,540,026)
Proceeds from sales and payments on loans held for sale	5,712,111	4,479,035
Gain on sales of loans held for sale, net	(9,236)	(7,973)
(Increase) decrease in other assets	138,363	(275,999)
Increase (decrease) in other liabilities	(354,615)	169,197
Investment securities (gains) losses, net	(1,742)	256,660
Share-based compensation expense	23,649	24,063
Net gain on sales of other real estate and other assets held for sale	(1,066)	(1,202)
Net cash provided by (used in) operating activities	440,855	560,211
Investing Activities
Proceeds from maturities and principal collections of investment securities held to maturity	180,373	129,572
Proceeds from maturities and principal collections of investment securities available for sale	424,674	477,981
Proceeds from sales of investment securities available for sale	173,996	1,365,923
Purchases of investment securities available for sale	(366,836)	(2,255,313)
Net proceeds from sales of loans	14,379	25,125
Net (increase) decrease in loans	(1,227,629)	139,975
Net (purchases) redemptions of Federal Home Loan Bank stock	(76,271)	(3,587)
Net (purchases) redemptions of Federal Reserve Bank stock	(315)	(12,341)
Net proceeds from settlement (purchases) of bank-owned life insurance policies	11,766	2,324
Net increase in premises, equipment and software	(21,760)	(44,384)
Proceeds from sales of other real estate and other assets held for sale	4,374	25,534
Net cash provided by (used in) investing activities	(883,249)	(149,191)
Financing Activities
Net increase (decrease) in deposits	(1,104,275)	(562,130)
Net increase (decrease) in federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	(69,261)	(98,515)
Repayments and redemption of long-term debt	(900,000)	(1,075,000)
Proceeds from long-term debt, net	2,150,000	1,150,000
Dividends paid to common shareholders	(162,517)	(166,170)
Dividends paid to preferred shareholders	(34,122)	(29,119)
Repurchases of common stock	(142,269)	(222,646)
Issuances, net of taxes paid, under equity compensation plans	(14,942)	(5,254)
Net cash provided by (used in) financing activities	(277,386)	(1,008,834)
Increase (decrease) in cash and cash equivalents including restricted cash	(719,780)	(597,814)
Cash, cash equivalents, and restricted cash, at beginning of period	2,993,987	2,451,426
Cash, cash equivalents, and restricted cash at end of period	$2,274,207	$1,853,612

Supplemental Disclosures:
Income taxes paid	$97,926	$33,517
Interest paid	977,259	1,130,654
Non-cash Activities
Loans foreclosed and transferred to other real estate	22,395	21,992
Investment securities transferred from available for sale to held to maturity	—	2,715,635
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
Pending Merger with Pinnacle Financial Partners, Inc.
On July 24, 2025, Synovus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pinnacle Financial Partners, Inc. ("Pinnacle") and Steel Newco Inc., a newly formed Georgia corporation jointly owned by Pinnacle and Synovus (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Pinnacle and Synovus will each simultaneously merge with and into Newco (such mergers, collectively, the “Merger”), with Newco continuing as the surviving corporation in the Merger and named Pinnacle Financial Partners, Inc.
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

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Adopted (or partially adopted)
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures	In December 2023, the FASB issued ASU 2023-09 to enhance the transparency and decision usefulness of income tax disclosures. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Retrospective application in all prior periods is permitted.	Annual period beginning on January 1, 2025	The Company will include the applicable and relevant required disclosures on a retrospective basis in the Income Taxes footnote in the 2025 Form 10-K.

Standard	Description	Required date of adoption	Effect on Company's financial statements or other significant matters
Standards Issued But Not Yet Adopted
ASU 2024-03, Income Statement (Topic 220): Disaggregation of Income Statement Expenses	In November 2024, the FASB issued ASU 2024-03 to improve the disclosures over expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. Retrospective application in all prior periods is permitted.	January 1, 2027	The Company will adopt the new disclosure requirements for the annual period beginning on January 1, 2027, and interim periods starting on January 1, 2028. The Company is currently evaluating the impact of the incremental expense information that will be required to be disclosed.
ASU 2025-06 —Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software	In September 2025, the FASB issued ASU 2025-06 to clarify and modernize the accounting for costs related to internal-use software. The ASU removes all references to project stages throughout ASC 350-40 and clarifies the threshold entities should apply to begin capitalizing costs. The ASU addresses investor feedback that the current guidance for software costs is outdated and not relevant given the evolution of software development. The ASU requires disclosures under ASC 360-10 be applied to all capitalized software costs accounted for under ASC 350-40, regardless of how those costs are presented in the financial statements. Early adoption is permitted, including adoption in an interim period but must be applied as of the beginning of the annual period that includes that interim period. The ASU may be adopted prospectively, retrospectively, or on a modified transition approach.	January 1, 2028	The Company is currently evaluating the transition elections and is considering early adoption as of January 1, 2026. We do not expect a significant impact on the consolidated financial statements or disclosures.

Note 2 - Investment Securities
The amortized cost, gross unrealized gains and losses, and estimated fair values of investment securities at September 30, 2025 and December 31, 2024 are summarized below.

	September 30, 2025
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,450,885	$15,380	$—	$2,466,265
Total investment securities held to maturity(1)	$2,450,885	$15,380	$—	$2,466,265

Investment securities available for sale:
U.S. Treasury securities	$1,200,313	$20,841	$—	$1,221,154
U.S. Government agency securities	29,995	—	(138)	29,857
Mortgage-backed securities issued by U.S. Government agencies	1,504,894	13,884	(89,072)	1,429,706
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,177,658	5,172	(176,679)	2,006,151
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	603,527	—	(84,328)	519,199
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,337,343	44,194	(21,327)	2,360,210
Corporate debt securities and other debt securities	9,185	6	—	9,191
Total investment securities available for sale(2)	$7,862,915	$84,097	$(371,544)	$7,575,468

	December 31, 2024
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities held to maturity:
Mortgage-backed securities issued by U.S. Government sponsored enterprises	$2,581,469	$—	$(56,944)	$2,524,525
Total investment securities held to maturity(1)	$2,581,469	$—	$(56,944)	$2,524,525

Investment securities available for sale:
U.S. Treasury securities	$1,214,363	$3,203	$(4,824)	$1,212,742
U.S. Government agency securities	29,993	—	(830)	29,163
Mortgage-backed securities issued by U.S. Government agencies	1,583,331	848	(121,389)	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	2,294,700	250	(260,915)	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	657,453	—	(107,252)	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	2,290,968	4,724	(42,576)	2,253,116
Corporate debt securities and other debt securities	9,110	—	(139)	8,971
Total investment securities available for sale(2)	$8,079,918	$9,025	$(537,925)	$7,551,018

(1) The amounts reported exclude accrued interest receivable on investment securities HTM of $5.4 million and $5.7 million at September 30, 2025 and December 31, 2024, respectively, which are presented as a component of other assets on the consolidated balance sheets. The amortized cost basis of investment securities HTM includes a discount of $(594.5) million and $(649.7) million at September 30, 2025 and December 31, 2024, respectively, related to the unamortized portion of unrealized losses on investment securities HTM.
(2) The amounts reported exclude accrued interest receivable on investment securities AFS of $29.4 million and $29.5 million at September 30, 2025 and December 31, 2024, respectively, which are presented as a component of other assets on the consolidated balance sheets.
At September 30, 2025, investment securities AFS and investment securities HTM with carrying values of $2.24 billion and $1.57 billion, respectively, were pledged to secure certain derivative contracts, deposits and other liabilities, as required by law or contractual agreements.

At December 31, 2024, investment securities AFS and investment securities HTM with a carrying value of $2.83 billion and $2.45 billion, respectively, were pledged to secure certain deposits and other liabilities, as required by law or contractual agreements.
Gross unrealized losses on investment securities AFS and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024 are presented below.

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Government agency securities	$—	$—	$29,857	$(138)	$29,857	$(138)
Mortgage-backed securities issued by U.S. Government agencies	—	—	611,363	(89,072)	611,363	(89,072)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	—	1,600,160	(176,679)	1,600,160	(176,679)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	28,151	(176)	491,047	(84,152)	519,198	(84,328)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	—	352,978	(21,327)	352,978	(21,327)
Total	$28,151	$(176)	$3,085,405	$(371,368)	$3,113,556	$(371,544)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury securities	$716,367	$(4,824)	$—	$—	$716,367	$(4,824)
U.S. Government agency securities	—	—	29,163	(830)	29,163	(830)
Mortgage-backed securities issued by U.S. Government agencies	716,268	(8,431)	577,468	(112,958)	1,293,736	(121,389)
Mortgage-backed securities issued by U.S. Government sponsored enterprises	456,887	(12,503)	1,542,618	(248,412)	1,999,505	(260,915)
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	29,040	(820)	521,161	(106,432)	550,201	(107,252)
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	1,060,903	(10,624)	276,850	(31,952)	1,337,753	(42,576)
Corporate debt securities and other debt securities	—	—	8,971	(139)	8,971	(139)
Total	$2,979,465	$(37,202)	$2,956,231	$(500,723)	$5,935,696	$(537,925)

As of September 30, 2025, Synovus had 1 investment security AFS in a loss position for less than 12 months and 220 investment securities AFS in a loss position for 12 months or longer. As of September 30, 2025, Synovus does not intend to sell investment securities AFS in an unrealized loss position prior to the recovery of the unrealized loss, which may not be until maturity. Additionally, Synovus is not currently aware of any circumstances which will require it to sell any of the AFS securities that are in an unrealized loss position prior to the respective securities' recovery of all such unrealized losses. As such, no write-downs to the amortized cost basis of the portfolio were recorded at September 30, 2025.

At September 30, 2025, no ACL was established for investment securities AFS. Substantially all of the unrealized losses on the securities portfolio were the result of changes in market interest rates compared to the date the securities were acquired rather than the credit quality of the issuers or underlying loans. U.S. Treasury and agency securities and agency mortgage-backed securities are issued, guaranteed or otherwise supported by the United States government, an agency of the United States government, or a government sponsored enterprise.
As of September 30, 2025, all investment securities HTM were rated investment grade or supported by U.S. government agencies and have no history of credit losses supporting the application of a zero-credit loss assumption and no allowance for credit losses.
The amortized cost and fair value by contractual maturity of investment securities HTM and investment securities AFS at September 30, 2025 are shown below. The expected life of MBSs or CMOs may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. For purposes of the maturity table, MBSs and CMOs, which are not due at a single maturity date, have been classified based on the final contractual maturity date.

	September 30, 2025
(in thousands)	Within One Year	1 to 5 Years	5 to 10 Years	More Than 10 Years	Total
Investment securities HTM
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	$—	$—	$—	$2,450,885	$2,450,885
Fair value	—	—	—	2,466,265	2,466,265

Investment securities AFS
U.S. Treasury securities
Amortized cost	$211,755	$909,695	$78,863	$—	$1,200,313
Fair value	212,743	927,008	81,403	—	1,221,154
U.S. Government agency securities
Amortized cost	—	29,995	—	—	29,995
Fair value	—	29,857	—	—	29,857
Mortgage-backed securities issued by U.S. Government agencies
Amortized cost	—	29	2	1,504,863	1,504,894
Fair value	—	28	2	1,429,676	1,429,706
Mortgage-backed securities issued by U.S. Government sponsored enterprises
Amortized cost	—	—	—	2,177,658	2,177,658
Fair value	—	—	—	2,006,151	2,006,151
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises
Amortized cost	—	7	7,324	596,196	603,527
Fair value	—	7	7,225	511,967	519,199
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises
Amortized cost	54,439	1,495,206	770,975	16,723	2,337,343
Fair value	53,261	1,509,841	782,568	14,540	2,360,210
Corporate debt securities and other debt securities
Amortized cost	—	9,185	—	—	9,185
Fair value	—	9,191	—	—	9,191

Gross gains and gross losses on sales of investment securities AFS for the three and nine months ended September 30, 2025 and 2024 are presented below. The specific identification method is used to reclassify gains and losses out of other comprehensive income (loss) at the time of sale.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Gross realized gains on sales	$1,742	$—	$1,742	$—
Gross realized losses on sales	—	—	—	(256,660)
Investment securities gains (losses), net	$1,742	$—	$1,742	$(256,660)

Note 3 - Loans and Allowance for Loan Losses
Aging and Non-Accrual Analysis
The following tables provide a summary of current, accruing past due, and non-accrual loans by portfolio class as of September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$15,263,978	$5,155	$1,995	$7,150	$84,282	$4,813	$15,360,223
Owner-occupied	7,853,267	5,702	—	5,702	9,420	357	7,868,746
Total commercial and industrial	23,117,245	10,857	1,995	12,852	93,702	5,170	23,228,969
Investment properties	11,424,644	1,652	—	1,652	34,768	1,043	11,462,107
1-4 family properties	545,699	484	—	484	2,144	—	548,327
Land and development	258,154	440	—	440	712	—	259,306
Total commercial real estate	12,228,497	2,576	—	2,576	37,624	1,043	12,269,740
Consumer mortgages	5,186,944	5,746	—	5,746	44,414	579	5,237,683
Home equity	1,811,056	10,106	164	10,270	20,189	611	1,842,126
Credit cards	173,199	1,526	1,642	3,168	—	—	176,367
Other consumer loans	982,783	9,571	—	9,571	5,995	—	998,349
Total consumer	8,153,982	26,949	1,806	28,755	70,598	1,190	8,254,525
Loans, net of deferred fees and costs(1)(2)	$43,499,724	$40,382	$3,801	$44,183	$201,924	$7,403	$43,753,234

	December 31, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Accruing 90 Days or Greater Past Due	Total Accruing Past Due	Non-accrual with an ALL	Non-accrual without an ALL	Total
Commercial, financial and agricultural	$14,352,839	$12,947	$10,332	$23,279	$98,145	$24,729	$14,498,992
Owner-occupied	7,754,052	7,700	36,005	43,705	21,119	13,261	7,832,137
Total commercial and industrial	22,106,891	20,647	46,337	66,984	119,264	37,990	22,331,129
Investment properties	11,105,168	2,006	—	2,006	74,030	—	11,181,204
1-4 family properties	541,897	1,636	—	1,636	2,385	—	545,918
Land and development	284,793	1,113	202	1,315	1,389	—	287,497
Total commercial real estate	11,931,858	4,755	202	4,957	77,804	—	12,014,619
Consumer mortgages	5,228,580	9,362	—	9,362	50,834	—	5,288,776
Home equity	1,800,614	13,131	177	13,308	17,365	—	1,831,287
Credit cards	182,435	1,573	1,863	3,436	—	—	185,871
Other consumer loans	940,608	10,818	13	10,831	5,907	—	957,346
Total consumer	8,152,237	34,884	2,053	36,937	74,106	—	8,263,280
Loans, net of deferred fees and costs(1)(2)	$42,190,986	$60,286	$48,592	$108,878	$271,174	$37,990	$42,609,028

(1) The amortized cost basis of loans, net of deferred fees and costs excludes accrued interest receivable of $216.3 million and $217.1 million at September 30, 2025 and December 31, 2024, respectively, which is presented as a component of other assets on the consolidated balance sheets.
(2) Loans are presented net of deferred loan fees and costs totaling $41.0 million and $34.1 million at September 30, 2025 and December 31, 2024, respectively.
Pledged Loans
Loans with carrying values of $23.28 billion and $24.66 billion were pledged as collateral for borrowings and capacity at September 30, 2025 and December 31, 2024, respectively, to the FHLB and Federal Reserve Bank.

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

The following table summarizes each loan portfolio class by risk grade and origination year as of September 30, 2025 and December 31, 2024 as required under CECL.

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,334,232	$1,230,065	$858,946	$687,395	$1,020,047	$2,013,791	$7,518,116	$100,721	$14,763,313
Special Mention	1,483	36,679	7,102	4,784	10,467	5,689	86,299	1,586	154,089
Substandard	23,326	44,252	21,194	55,089	10,339	44,949	236,224	—	435,373
Doubtful	—	485	—	—	5,911	—	482	—	6,878
Loss	—	—	—	—	—	—	570	—	570
Total commercial, financial and agricultural	1,359,041	1,311,481	887,242	747,268	1,046,764	2,064,429	7,841,691	102,307	15,360,223
Current YTD Period:
Gross charge-offs	673	10,635	4,101	1,179	685	2,309	14,730	—	34,312
Owner-occupied
Pass	863,602	777,456	855,400	1,380,744	1,086,203	1,929,582	689,783	—	7,582,770
Special Mention	—	—	1,675	48,759	28,686	18,519	—	—	97,639
Substandard	3,886	2,789	19,598	47,696	19,716	88,071	6,581	—	188,337
Total owner-occupied	867,488	780,245	876,673	1,477,199	1,134,605	2,036,172	696,364	—	7,868,746
Current YTD Period:
Gross charge-offs	—	—	89	364	—	3,463	—	—	3,916
Total commercial and industrial	2,226,529	2,091,726	1,763,915	2,224,467	2,181,369	4,100,601	8,538,055	102,307	23,228,969
Current YTD Period:
Gross charge-offs	$673	$10,635	$4,190	$1,543	$685	$5,772	$14,730	$—	$38,228
Investment properties
Pass	1,472,274	991,058	719,592	2,940,576	1,929,505	2,782,514	137,662	—	10,973,181
Special Mention	15,681	4,509	5,009	213,604	123,914	32,643	—	—	395,360
Substandard	3,113	1,321	5,835	9,404	41,750	32,138	—	—	93,561
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	1,491,068	996,888	730,436	3,163,584	2,095,169	2,847,300	137,662	—	11,462,107
Current YTD Period:
Gross charge-offs	—	—	—	206	18,544	—	—	—	18,750
1-4 family properties
Pass	141,900	96,500	57,123	79,910	74,215	63,675	26,206	—	539,529
Special Mention	193	—	750	779	—	119	—	—	1,841
Substandard	375	995	346	2,028	251	2,962	—	—	6,957
Total 1-4 family properties	142,468	97,495	58,219	82,717	74,466	66,756	26,206	—	548,327
Current YTD Period:
Gross charge-offs	—	—	110	129	—	5	—	—	244

	September 30, 2025
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2025	2024	2023	2022	2021	Prior	Amortized Cost Basis	Converted to Term Loans	Total

Land and development
Pass	43,901	49,035	28,375	33,199	23,312	56,313	22,429	—	256,564
Special Mention	—	—	704	—	—	267	—	—	971
Substandard	—	—	992	—	46	733	—	—	1,771
Total land and development	43,901	49,035	30,071	33,199	23,358	57,313	22,429	—	259,306
Current YTD Period:
Gross charge-offs	—	—	217	—	—	—	—	—	217
Total commercial real estate	1,677,437	1,143,418	818,726	3,279,500	2,192,993	2,971,369	186,297	—	12,269,740
Current YTD Period:
Gross charge-offs	$—	$—	$327	$335	$18,544	$5	$—	$—	$19,211
Consumer mortgages
Pass	371,832	423,243	610,239	622,005	874,524	2,271,659	—	—	5,173,502
Substandard	380	386	3,051	6,326	7,204	46,797	—	—	64,144
Loss	—	—	—	—	—	37	—	—	37
Total consumer mortgages	372,212	423,629	613,290	628,331	881,728	2,318,493	—	—	5,237,683
Current YTD Period:
Gross charge-offs	—	—	4	153	254	1,197	—	—	1,608
Home equity
Pass	—	—	—	—	—	—	1,414,984	401,966	1,816,950
Substandard	—	—	—	—	—	—	14,102	9,733	23,835
Loss	—	—	—	—	—	—	689	652	1,341
Total home equity	—	—	—	—	—	—	1,429,775	412,351	1,842,126
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	8	168	176
Credit cards
Pass	—	—	—	—	—	—	174,725	—	174,725
Substandard	—	—	—	—	—	—	480	—	480
Loss	—	—	—	—	—	—	1,162	—	1,162
Total credit cards	—	—	—	—	—	—	176,367	—	176,367
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	5,107	—	5,107
Other consumer loans
Pass	185,915	98,124	63,872	89,890	108,887	135,810	308,754	—	991,252
Substandard	395	928	955	1,337	2,127	1,298	57	—	7,097
Total other consumer loans	186,310	99,052	64,827	91,227	111,014	137,108	308,811	—	998,349
Current YTD Period:
Gross charge-offs	791	2,695	3,686	1,979	3,066	4,061	922	—	17,200
Total consumer	558,522	522,681	678,117	719,558	992,742	2,455,601	1,914,953	412,351	8,254,525
Current YTD Period:
Gross charge-offs	$791	$2,695	$3,690	$2,132	$3,320	$5,258	$6,037	$168	$24,091
Loans, net of deferred fees and costs	$4,462,488	$3,757,825	$3,260,758	$6,223,525	$5,367,104	$9,527,571	$10,639,305	$514,658	$43,753,234
Current YTD Period:
Gross charge-offs	$1,464	$13,330	$8,207	$4,010	$22,549	$11,035	$20,767	$168	$81,530

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Commercial, financial and agricultural
Pass	$1,200,861	$1,001,989	$739,134	$1,195,316	$629,109	$1,586,291	$7,372,228	$81,796	$13,806,724
Special Mention	1,555	20,255	17,775	18,403	2,464	36,817	158,968	—	256,237
Substandard	20,920	12,397	59,487	14,694	39,482	17,028	258,070	493	422,571
Doubtful	—	—	—	5,911	—	1,869	5,145	—	12,925
Loss	—	—	—	—	—	—	535	—	535
Total commercial, financial and agricultural	1,223,336	1,034,641	816,396	1,234,324	671,055	1,642,005	7,794,946	82,289	14,498,992
Current YTD Period:
Gross charge-offs	7,696	16,499	3,786	8,787	997	4,413	53,736	—	95,914
Owner-occupied
Pass	691,899	981,593	1,468,946	1,220,421	872,744	1,621,387	619,519	—	7,476,509
Special Mention	1,099	2,466	65,733	5,397	34,244	12,621	—	—	121,560
Substandard	2,568	5,838	34,147	20,698	49,766	65,147	55,904	—	234,068
Total owner-occupied	695,566	989,897	1,568,826	1,246,516	956,754	1,699,155	675,423	—	7,832,137
Current YTD Period:
Gross charge-offs	—	76	543	304	1,567	17,558	3,426	—	23,474
Total commercial and industrial	1,918,902	2,024,538	2,385,222	2,480,840	1,627,809	3,341,160	8,470,369	82,289	22,331,129
Current YTD Period:
Gross charge-offs	$7,696	$16,575	$4,329	$9,091	$2,564	$21,971	$57,162	$—	$119,388
Investment properties
Pass	769,775	642,808	3,306,914	2,406,325	898,363	2,405,650	227,460	—	10,657,295
Special Mention	4,583	2,211	97,443	200,780	—	68,559	—	—	373,576
Substandard	—	1,689	10,093	83,795	1,466	13,884	—	—	110,927
Doubtful	—	—	—	39,401	—	—	—	—	39,401
Loss	—	—	—	—	—	5	—	—	5
Total investment properties	774,358	646,708	3,414,450	2,730,301	899,829	2,488,098	227,460	—	11,181,204
Current YTD Period:
Gross charge-offs	—	—	527	4,752	—	4,602	—	—	9,881
1-4 family properties
Pass	159,008	79,094	95,050	81,630	28,845	53,167	40,133	—	536,927
Special Mention	—	—	1,060	663	169	1,300	—	—	3,192
Substandard	919	840	1,618	233	287	1,857	45	—	5,799
Total 1-4 family properties	159,927	79,934	97,728	82,526	29,301	56,324	40,178	—	545,918
Current YTD Period:
Gross charge-offs	—	103	—	—	—	143	—	—	246
Land and development
Pass	55,564	87,465	54,214	26,002	4,933	41,749	14,798	—	284,725
Special Mention	—	138	—	25	—	390	—	—	553
Substandard	—	1,347	—	—	153	719	—	—	2,219
Total land and development	55,564	88,950	54,214	26,027	5,086	42,858	14,798	—	287,497
Current YTD Period:
Gross charge-offs	—	—	—	—	35	22	—	—	57
Total commercial real estate	989,849	815,592	3,566,392	2,838,854	934,216	2,587,280	282,436	—	12,014,619
Current YTD Period:
Gross charge-offs	$—	$103	$527	$4,752	$35	$4,767	$—	$—	$10,184

	December 31, 2024
	Term Loans Amortized Cost Basis by Origination Year						Revolving Loans
(in thousands)	2024	2023	2022	2021	2020	Prior	Amortized Cost Basis	Converted to Term Loans	Total
Consumer mortgages
Pass	$457,176	$681,844	$670,652	$947,395	$1,119,610	$1,341,463	$25	$—	$5,218,165
Substandard	190	1,872	5,590	7,117	17,918	37,895	—	—	70,582
Loss	—	—	—	—	—	29	—	—	29
Total consumer mortgages	457,366	683,716	676,242	954,512	1,137,528	1,379,387	25	—	5,288,776
Current YTD Period:
Gross charge-offs	—	11	—	3	30	122	—	—	166
Home equity
Pass	—	—	—	—	—	—	1,386,370	424,891	1,811,261
Substandard	—	—	—	—	—	—	11,464	7,729	19,193
Loss	—	—	—	—	—	—	554	279	833
Total home equity	—	—	—	—	—	—	1,398,388	432,899	1,831,287
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	230	106	336
Credit cards
Pass	—	—	—	—	—	—	184,061	—	184,061
Substandard	—	—	—	—	—	—	701	—	701
Loss	—	—	—	—	—	—	1,109	—	1,109
Total credit cards	—	—	—	—	—	—	185,871	—	185,871
Current YTD Period:
Gross charge-offs	—	—	—	—	—	—	7,153	—	7,153
Other consumer loans
Pass	150,051	81,087	119,274	144,297	78,961	91,802	284,801	—	950,273
Substandard	310	1,046	1,298	2,692	1,132	524	59	—	7,061
Loss	—	—	—	—	—	—	12	—	12
Total other consumer loans	150,361	82,133	120,572	146,989	80,093	92,326	284,872	—	957,346
Current YTD Period:
Gross charge-offs	576	3,740	4,840	7,601	2,140	2,509	2,315	—	23,721
Total consumer	607,727	765,849	796,814	1,101,501	1,217,621	1,471,713	1,869,156	432,899	8,263,280
Current YTD Period:
Gross charge-offs	$576	$3,751	$4,840	$7,604	$2,170	$2,631	$9,698	$106	$31,376
Loans, net of deferred fees and costs	$3,516,478	$3,605,979	$6,748,428	$6,421,195	$3,779,646	$7,400,153	$10,621,961	$515,188	$42,609,028
Current YTD Period:
Gross charge-offs	$8,272	$20,429	$9,696	$21,447	$4,769	$29,369	$66,860	$106	$160,948

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
There were no material changes in the extent to which collateral secures our collateral-dependent loans during the three and nine months ended September 30, 2025.

Rollforward of Allowance for Loan Losses
The following tables detail the changes in the ALL by loan segment for the three and nine months ended September 30, 2025 and 2024. During the three and nine months ended September 30, 2025 and 2024, Synovus had no significant transfers to loans held for sale.

	As Of and For the Three Months Ended September 30, 2025
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2025	$205,240	$117,739	$141,852	$464,831
Charge-offs	(11,648)	(384)	(7,937)	(19,969)
Recoveries	1,962	53	2,727	4,742
Provision for (reversal of) loan losses	13,468	5,989	460	19,917
Ending balance at September 30, 2025	$209,022	$123,397	$137,102	$469,521

	As Of and For the Three Months Ended September 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at June 30, 2024	$220,730	$141,680	$122,691	$485,101
Charge-offs	(21,484)	(5,833)	(6,789)	(34,106)
Recoveries	5,094	333	1,627	7,054
Provision for (reversal of) loan losses	(4,272)	7,408	23,800	26,936
Ending balance at September 30, 2024	$200,068	$143,588	$141,329	$484,985

	As Of and For the Nine Months Ended September 30, 2025
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2024	$210,525	$134,021	$142,299	$486,845
Charge-offs	(38,228)	(19,211)	(24,091)	(81,530)
Recoveries	17,674	1,172	7,791	26,637
Provision for (reversal of) loan losses	19,051	7,415	11,103	37,569
Ending balance at September 30, 2025	$209,022	$123,397	$137,102	$469,521

	As Of and For the Nine Months Ended September 30, 2024
(in thousands)	Commercial & Industrial	Commercial Real Estate	Consumer	Total
Allowance for loan losses:
Beginning balance at December 31, 2023	$218,970	$133,758	$126,657	$479,385
Charge-offs	(93,806)	(9,807)	(23,352)	(126,965)
Recoveries	12,971	1,562	6,539	21,072
Provision for (reversal of) loan losses	61,933	18,075	31,485	111,493
Ending balance at September 30, 2024	$200,068	$143,588	$141,329	$484,985

The ALL of $469.5 million and the reserve for unfunded commitments of $50.7 million, which is recorded in other liabilities, comprise the total ACL of $520.3 million at September 30, 2025. The ACL decreased $19.0 million compared to the December 31, 2024 ACL of $539.3 million, which consisted of an ALL of $486.8 million and a reserve for unfunded commitments of $52.5 million. The ACL to loans coverage ratio was 1.19% at September 30, 2025, compared to 1.27% at December 31, 2024. When compared to the year-end 2024 ACL, the September 30, 2025 ACL was characterized by improved credit performance, including a decrease in net charge-offs and reserves for individually analyzed loans, as well as loan growth. The Company includes qualitative adjustments, as appropriate, intended to capture the impact of uncertainties in the quantitative estimate. The September 30, 2025 and the December 31, 2024 allowance included qualitative adjustments for higher risk portfolios such as C&I (which includes Leveraged Lending), CRE Office, and CRE Multi-family.

The ACL is estimated using a two-year reasonable and supportable forecast period. To the extent the lives of the loans in the portfolio extend beyond the period for which a reasonable and supportable forecast can be made, the Company reverts on a straight-line basis back to the historical rates over a one-year period. Synovus utilizes multiple economic forecast scenarios sourced from a reputable third-party provider that are probability-weighted internally. The current scenarios include a consensus baseline forecast, an upside scenario reflecting stronger growth than the baseline, a downside scenario that reflects adverse economic conditions, and an additional adverse scenario that assumes consistent slow growth that is less optimistic than the baseline. At September 30, 2025, the unemployment rate is the input that most significantly impacts our estimate. The multi-scenario forecast used in our estimate includes a weighted average unemployment rate of 4.7% over the forecasted period at September 30, 2025, compared to 4.6% at December 31, 2024.
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
The following tables present the amortized cost of FDM loans by loan portfolio class that were modified during the three and nine months ended September 30, 2025 and 2024. Tables within this section exclude loans that were paid-off or are otherwise no longer in the loan portfolio as of the period end.

	Three Months Ended September 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$1,680	$—	$86	$1,766	—%
Owner-occupied	—	4,031	—	—	4,031	0.1
Total commercial and industrial	—	5,711	—	86	5,797	—
Investment properties	—	2,195	—	—	2,195	—
Total commercial real estate	—	2,195	—	—	2,195	—
Consumer mortgages	—	—	3,241	—	3,241	0.1
Other consumer loans	24	1,580	—	—	1,604	0.2
Total consumer	24	1,580	3,241	—	4,845	0.1
Total FDMs	$24	$9,486	$3,241	$86	$12,837	—%

	Nine Months Ended September 30, 2025
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$20,117	$21,472	$86	$41,675	0.3%
Owner-occupied	—	4,031	—	—	4,031	0.1
Total commercial and industrial	—	24,148	21,472	86	45,706	0.2
Investment properties	—	2,195	—	138	2,333	—
Total commercial real estate	—	2,195	—	138	2,333	—
Consumer mortgages	—	—	11,361	—	11,361	0.2
Other consumer loans	229	2,987	18	27	3,261	0.3
Total consumer	229	2,987	11,379	27	14,622	0.2
Total FDMs	$229	$29,330	$32,851	$251	$62,661	0.1%

	Three Months Ended September 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Investment properties	$74,269	$—	$—	$—	$74,269	0.7%
Total commercial real estate	74,269	—	—	—	74,269	0.6
Other consumer loans	24	118	—	10	152	—
Total consumer	24	118	—	10	152	—
Total FDMs	$74,293	$118	$—	$10	$74,421	0.2%

	Nine Months Ended September 30, 2024
(in thousands)	Interest Rate Reduction	Term Extension	Payment Delay	Interest Rate Reduction and Term Extension	Total	Percentage of Total by Financing Class
Commercial, financial and agricultural	$—	$7,130	$—	$—	$7,130	—%
Owner-occupied	—	188	—	—	188	—
Total commercial and industrial	—	7,318	—	—	7,318	—
Investment properties	74,269	2,227	—	—	76,496	0.7
Total commercial real estate	74,269	2,227	—	—	76,496	0.6
Consumer mortgages	122	—	209	—	331	—
Other consumer loans	197	553	—	10	760	0.1
Total consumer	319	553	209	10	1,091	—
Total FDMs	$74,588	$10,098	$209	$10	$84,905	0.2%

The following tables present the financial effect of loan modifications made to borrowers experiencing financial difficulty during the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Delay (in months)
Commercial, financial and agricultural	1.8%	4	—	1.8%	8	14
Owner-occupied	—	—	—	—	4	—
Investment properties	—	33	—	2.0	32	—
Consumer mortgages	—	—	4	—	—	5
Other consumer loans	6.0	48	—	2.8	136	12

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
(dollars in thousands)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Interest Rate Reduction	Weighted Average Term Extension (in months)	Weighted Average Payment Deferral (in months)
Commercial, financial and agricultural	—%	—	—%	12	—
Owner-occupied	—	—	—	60	—
Investment properties	1.2	—	1.2	12	—
Consumer mortgages	—	—	2.3	—	7
Other consumer loans	7.2	57	4.5	70	—

During the three and nine months ended September 30, 2025, there were no material FDMs that subsequently defaulted. During the three months ended September 30, 2024, there were no material FDMs that subsequently defaulted, and during the nine months ended September 30, 2024, commercial, financial and agricultural loans of $74.7 million defaulted that were previously modified in the prior 12 months by receiving a term extension. Defaults are defined as the earlier of the FDM being placed on non-accrual status or reaching 90 days past due with respect to principal and/or interest payments. As of September 30, 2025 and December 31, 2024, there were no commitments to lend a material amount of additional funds to any borrower whose loan was classified as a FDM.
Synovus monitors the performance of FDMs to understand the effectiveness of its modification efforts. The following tables provide a summary of current, accruing past due, and non-accrual loans on an amortized cost basis by loan portfolio class that have been modified during the 12 months prior to September 30, 2025 and September 30, 2024, respectively.

	As of September 30, 2025
(in thousands)	Current	Accruing 30-89 Days Past Due	Non-accrual	Total
Commercial, financial and agricultural	$41,562	$—	$816	$42,378
Owner-occupied	4,031	—	—	4,031
Total commercial and industrial	45,593	—	816	46,409
Investment properties	2,333	—	—	2,333
Total commercial real estate	2,333	—	—	2,333
Consumer mortgages	1,501	—	11,511	13,012
Other consumer loans	2,789	139	375	3,303
Total consumer	4,290	139	11,886	16,315
Total FDMs	$52,216	$139	$12,702	$65,057

	As of September 30, 2024
(in thousands)	Current	Accruing 30-89 Days Past Due	Non-accrual	Total
Commercial, financial and agricultural	$26,239	$1,005	$355	$27,599
Owner-occupied	2,745	—	250	2,995
Total commercial and industrial	28,984	1,005	605	30,594
Investment properties	44,100	—	32,397	76,497
Total commercial real estate	44,100	—	32,397	76,497
Consumer mortgages	—	—	331	331
Other consumer loans	539	106	229	874
Total consumer	539	106	560	1,205
Total FDMs	$73,623	$1,111	$33,562	$108,296

Note 4 - Shareholders' Equity and Other Comprehensive Income (Loss)
Repurchases of Common Stock
On December 13, 2024 the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended September 30, 2025, Synovus did not repurchase shares of common stock. During the nine months ended September 30, 2025, Synovus repurchased 2.9 million shares of common stock at an average price of $48.62 per share via open market transactions.
Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
The following table illustrates activity within the balances in accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2025 and 2024.

Changes in Accumulated Other Comprehensive Income (Loss) by Component (Net of Income Taxes)
(in thousands)	Net unamortized holding (losses) gains on AFS investment securities transferred to HTM	Net unrealized gains (losses) on investment securities AFS(1)	Net unrealized gains (losses) on cash flow hedges(1)	Total
Balance at June 30, 2025	$(466,163)	$(270,842)	$(2,216)	$(739,221)
Other comprehensive income (loss) before reclassifications	—	43,892	(6,032)	37,860
Amounts reclassified from AOCI	15,271	(1,321)	10,614	24,564
Net current period other comprehensive income (loss)	15,271	42,571	4,582	62,424
Balance at September 30, 2025	$(450,892)	$(228,271)	$2,366	$(676,797)

Balance at June 30, 2024	$(521,780)	$(410,553)	$(118,041)	$(1,050,374)
Other comprehensive income (loss) before reclassifications	—	193,466	40,189	233,655
Amounts reclassified from AOCI	15,044	—	27,889	42,933
Net current period other comprehensive income (loss)	15,044	193,466	68,078	276,588
Balance at September 30, 2024	$(506,736)	$(217,087)	$(49,963)	$(773,786)

Balance at December 31, 2024	$(492,828)	$(411,413)	$(66,524)	$(970,765)
Other comprehensive income (loss) before reclassifications	—	184,463	31,634	216,097
Amounts reclassified from AOCI	41,936	(1,321)	37,256	77,871
Net current period other comprehensive income (loss)	41,936	183,142	68,890	293,968
Balance at September 30, 2025	$(450,892)	$(228,271)	$2,366	$(676,797)

Balance at December 31, 2023	$—	$(998,259)	$(118,814)	$(1,117,073)
Other comprehensive income (loss) before reclassifications	(537,434)	586,495	(16,949)	32,112
Amounts reclassified from AOCI	30,698	194,677	85,800	311,175
Net current period other comprehensive income (loss)	(506,736)	781,172	68,851	343,287
Balance at September 30, 2024	$(506,736)	$(217,087)	$(49,963)	$(773,786)

(1)    For September 30, 2025 and 2024, the ending balance in net unrealized gains (losses) on investment securities available for sale and cash flow hedges includes unrealized losses of $10.2 million and $11.6 million, respectively, related to residual tax effects remaining in OCI primarily due to previously established deferred tax asset valuation allowances in 2010 and 2011 and state rate changes. In accordance with ASC 740-20-45-11(b), under the portfolio approach, these unrealized losses are realized at the time the entire portfolio is sold or disposed.

Note 5 - Fair Value Accounting
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for a description of valuation methodologies for assets and liabilities measured at fair value on a recurring and non-recurring basis.
The following table presents assets and liabilities measured at estimated fair value on a recurring basis.

	September 30, 2025				December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total Estimated Fair Value	Level 1	Level 2	Level 3	Total Estimated Fair Value
Assets
Trading securities:
U.S. Treasury securities	$2,004	$—	$—	$2,004	$—	$—	$—	$—
State and municipal securities	—	658	—	658	—	473	—	473
Asset-backed securities	—	18,524	—	18,524	—	9,240	—	9,240
Other investments	—	3	—	3	—	—	—	—
Total trading securities	$2,004	$19,185	$—	$21,189	$—	$9,713	$—	$9,713
Investment securities available for sale:
U.S. Treasury securities	$1,221,154	$—	$—	$1,221,154	$1,212,742	$—	$—	$1,212,742
U.S. Government agency securities	—	29,857	—	29,857	—	29,163	—	29,163
Mortgage-backed securities issued by U.S. Government agencies	—	1,429,706	—	1,429,706	—	1,462,790	—	1,462,790
Mortgage-backed securities issued by U.S. Government sponsored enterprises	—	2,006,151	—	2,006,151	—	2,034,035	—	2,034,035
Collateralized mortgage obligations issued by U.S. Government agencies or sponsored enterprises	—	519,199	—	519,199	—	550,201	—	550,201
Commercial mortgage-backed securities issued by U.S. Government agencies or sponsored enterprises	—	2,360,210	—	2,360,210	—	2,253,116	—	2,253,116
Corporate debt securities and other debt securities	—	9,191	—	9,191	—	8,971	—	8,971
Total investment securities available for sale	$1,221,154	$6,354,314	$—	$7,575,468	$1,212,742	$6,338,276	$—	$7,551,018
Mortgage loans held for sale	$—	$41,083	$—	$41,083	$—	$33,448	$—	$33,448
Other investments	—	—	18,012	18,012	—	—	14,831	14,831
Mutual funds and mutual funds held in rabbi trusts	72,883	—	—	72,883	63,371	—	—	63,371
Derivative assets	—	85,822	—	85,822	—	83,895	—	83,895
Liabilities
Mutual funds held in rabbi trusts	57,339	—	—	57,339	48,351	—	—	48,351
Derivative liabilities(1)	—	117,994	—	117,994	—	216,325	—	216,325

(1)    Excludes from Level 3 the Visa derivative of $3.0 million and $64 thousand at September 30, 2025 and December 31, 2024, respectively. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.
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

Mortgage Loans Held for Sale
(in thousands)	As of September 30, 2025	As of December 31, 2024
Fair value	$41,083	$33,448
Unpaid principal balance	39,819	32,770
Fair value less aggregate unpaid principal balance	$1,264	$678

Changes in Fair Value Included in Net Income	Three Months Ended September 30,		Nine Months Ended September 30,		Location in Consolidated Statements of Income
(in thousands)	2025	2024	2025	2024
Mortgage loans held for sale	$(283)	$205	$586	$(569)	Mortgage banking income

Activity for Level 3 Assets
See "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Fair Value Accounting" of Synovus' 2024 Form 10-K for a description of the valuation techniques and significant inputs for Level 3 assets and liabilities that are measured at fair value on a recurring and non-recurring basis. During the three and nine months ended September 30, 2025 and 2024, Synovus did not have any transfers in or out of Level 3 in the fair value hierarchy. The following tables provide rollforwards of Level 3 assets measured at fair value on a recurring basis.

Three Months Ended September 30, 2025
(in thousands)	Other Investments
Ending balance at June 30, 2025	$16,899
Total gains (losses) realized/unrealized:
Included in earnings	(36)
Additions	1,149
Ending balance at September 30, 2025	$18,012
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2025	$(36)

Three Months Ended September 30, 2024
(in thousands)	Other Investments
Beginning balance at June 30, 2024	$14,423
Total gains (losses) realized/unrealized:
Included in earnings	236
Additions	52
Ending balance at September 30, 2024	$14,711
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2024	$236

Nine Months Ended September 30, 2025
(in thousands)	Other Investments
Beginning balance at December 31, 2024	$14,831
Total gains (losses) realized/unrealized:
Included in earnings	406
Additions	2,775
Ending balance at September 30, 2025	$18,012
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2025	$406

Nine Months Ended September 30, 2024
(in thousands)	Other Investments
Beginning balance at December 31, 2023	$12,560
Total gains (losses) realized/unrealized:
Included in earnings	671
Additions	1,480
Ending balance at September 30, 2024	$14,711
Total net gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at September 30, 2024	$671

The following table presents assets measured at fair value on a non-recurring basis, as of the dates indicated, for which there was a fair value adjustment.

	September 30, 2025			Fair Value Adjustments(1) for the
(in thousands)	Level 1	Level 2	Level 3	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Loans	$—	$—	$6,173	$2,125	$11,506

	September 30, 2024			Fair Value Adjustments(1) for the
	Level 1	Level 2	Level 3	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Loans	$—	$—	$54,713	$10,085	$19,367

(1) Fair value adjustments represent charge-offs on collateral-dependent loans that were written down to fair value of collateral based on the appraised value less selling costs of the collateral.

Fair Value of Financial Instruments
The following tables present the carrying and estimated fair values of financial instruments at September 30, 2025 and December 31, 2024. The fair values represent management’s best estimates based on a range of methodologies and assumptions. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" to the consolidated financial statements of Synovus' 2024 Form 10-K for a description of how fair value measurements are determined.

	September 30, 2025
(in thousands)	Carrying Value	Fair Value	Level 1	Level 2	Level 3
Financial assets
Total cash, cash equivalents, and restricted cash	$2,274,207	$2,274,207	$2,274,207	$—	$—
Trading securities	21,189	21,189	2,004	19,185	—
Investment securities held to maturity	2,450,885	2,466,265	—	2,466,265	—
Investment securities available for sale	7,575,468	7,575,468	1,221,154	6,354,314	—
Loans held for sale	147,811	147,455	—	41,083	106,372
Other investments	18,012	18,012	—	—	18,012
Mutual funds and mutual funds held in rabbi trusts	72,883	72,883	72,883	—	—
Loans, net (1)	43,283,713	42,497,996	—	—	42,497,996
FRB and FHLB stock	240,959	240,959	—	240,959	—
Derivative assets	85,822	85,822	—	85,822	—
Financial liabilities
Non-interest-bearing deposits	$11,053,423	$11,053,423	$—	$11,053,423	$—
Non-time interest-bearing deposits	29,949,544	29,949,544	—	29,949,544	—
Time deposits	9,000,762	8,977,638	—	8,977,638	—
Total deposits (2)	$50,003,729	$49,980,605	$—	$49,980,605	$—
Federal funds purchased, securities sold under repurchase agreements, and other short-term borrowings	62,467	62,467	62,467	—	—
Long-term debt	3,008,195	3,051,093	—	3,051,093	—
Mutual funds held in rabbi trusts	57,339	57,339	57,339	—	—
Derivative liabilities(3)	117,994	117,994	—	117,994	—

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
(3)    Excludes from Level 3 the Visa derivative of $3.0 million at September 30, 2025. See "Part II - Item 8. Financial Statements and Supplementary Data - Note 1 - Summary of Significant Accounting Policies" of Synovus' 2024 Form 10-K for discussion of fair value accounting related to this in the Derivative Instruments section.

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
Synovus recorded no unrealized gains (losses) during the three and nine months ended September 30, 2025 and 2024 related to terminated cash flow hedges. Synovus recognized pre-tax losses of $4.8 million and $14.0 million, respectively, during the three and nine months ended September 30, 2025 and pre-tax losses of $4.9 million and $15.8 million, respectively, during the three and nine months ended September 30, 2024, related to the amortization of terminated cash flow hedges. Amounts related to the amortization of terminated cash flow hedges are being recognized into earnings in conjunction with the effective terms of the original swaps through the third quarter of 2026.
As of September 30, 2025, Synovus expects to reclassify into earnings approximately $12 million in pre-tax loss due to the receipt or payment of interest payments on all cash flow hedges within the next 12 months. Included in this amount is approximately $7 million in pre-tax loss related to the amortization of terminated cash flow hedges. As of September 30, 2025, the maximum length of time over which Synovus is hedging its exposure to the variability in future cash flows is through the fourth quarter of 2029.
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
Collateral Requirements
Certain derivative transactions have collateral requirements, both at the inception of the trade and as the value of each derivative position changes. As of September 30, 2025 and December 31, 2024, Synovus had recorded the right to reclaim cash collateral of $15.5 million and $34.6 million, respectively. As of both September 30, 2025 and December 31, 2024, Synovus had recorded the obligation to return cash collateral of $4.6 million.
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

	September 30, 2025			December 31, 2024
		Estimated Fair Value			Estimated Fair Value
(in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives in cash flow hedging relationships:
Interest rate contracts	$3,850,000	$65	$—	$4,350,000	$—	$13,003
Total cash flow hedges		$65	$—		$—	$13,003

Derivatives in fair value hedging relationships:
Interest rate contracts	$1,652,967	$60	$—	$2,102,967	$168	$1,469
Total fair value hedges		$60	$—		$168	$1,469
Total derivatives designated as hedging instruments		$125	$—		$168	$14,472

Derivatives not designated as hedging instruments:
Interest rate contracts	$18,050,806	$84,723	$117,782	$14,653,252	$81,099	$201,847
Mortgage derivatives - interest rate lock commitments	51,828	974	—	34,649	434	—
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	80,000	—	119	51,500	233	—
Risk participation agreements	1,057,038	—	21	924,267	—	6
Foreign exchange contracts	134,023	—	72	148,805	1,961	—
Visa derivative	—	—	2,964	—	—	64
Total derivatives not designated as hedging instruments		$85,697	$120,958		$83,727	$201,917

The following table presents the effect of hedging derivative instruments in the consolidated statements of income and the total amounts for the respective line item affected for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$680,441	$281,523	$38,668

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(13,993)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(13,993)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(1,559)	$(1,280)
Recognized on derivatives	—	1,056	(3,169)
Recognized on hedged items	—	(1,056)	3,169
Pre-tax income (loss) recognized on fair value hedges	$—	$(1,559)	$(1,280)

	Three Months Ended September 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$700,657	$345,314	$24,055

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(36,768)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(36,768)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(5,626)	$(3,052)
Recognized on derivatives	—	15,078	14,490
Recognized on hedged items	—	(15,078)	(14,490)
Pre-tax income (loss) recognized on fair value hedges	$—	$(5,626)	$(3,052)

	Nine Months Ended September 30, 2025
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$1,986,504	$842,157	$102,102

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(49,119)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(49,119)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(6,810)	$(5,591)
Recognized on derivatives	—	12,645	19,158
Recognized on hedged items	—	(12,645)	(19,158)
Pre-tax income (loss) recognized on fair value hedges	$—	$(6,810)	$(5,591)

	Nine Months Ended September 30, 2024
	Interest Income	Interest Expense
(in thousands)	Loans, including fees	Deposits	Long-term debt
Total interest income/expense amounts presented in the consolidated statements of income	$2,093,942	$1,013,734	$82,041

Gain (loss) on cash flow hedging relationships:(1)
Interest rate contracts:
Realized gains (losses) reclassified from AOCI, pre-tax, to interest income on loans	$(113,118)	$—	$—
Pre-tax income (loss) recognized on cash flow hedges	$(113,118)	$—	$—

Gain (loss) on fair value hedging relationships:
Amounts related to interest settlements on derivatives	$—	$(18,151)	$(10,394)
Recognized on derivatives	—	15,480	13,486
Recognized on hedged items	—	(15,480)	(13,486)
Pre-tax income (loss) recognized on fair value hedges	$—	$(18,151)	$(10,394)

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

	September 30, 2025			December 31, 2024
	Hedged Items Currently Designated		Hedged Items No Longer Designated	Hedged Items Currently Designated		Hedged Items No Longer Designated
(in thousands)	Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment		Carrying Amount of Assets/(Liabilities)	Hedge Accounting Basis Adjustment
Interest-bearing deposits	$(950,000)	$(8,353)	$—	$(1,050,000)	$4,292	$—
Long-term debt	(699,565)	(7,572)	5,713	(1,048,535)	11,585	9,809

The pre-tax effect of changes in fair value from derivative instruments not designated as hedging instruments in the consolidated statements of income for the three and nine months ended September 30, 2025 and 2024 is presented below.

		Gain (Loss) Recognized in Consolidated Statements of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	Location in Consolidated Statements of Income	2025	2024	2025	2024
Derivatives not designated as hedging instruments:
Interest rate contracts(1)	Capital markets income	$(361)	$66	$(99)	$219
Mortgage derivatives - interest rate lock commitments	Mortgage banking income	(138)	101	540	186
Mortgage derivatives - forward commitments to sell fixed-rate mortgage loans	Mortgage banking income	353	(215)	(352)	376
Risk participation agreements	Capital markets income	(7)	(11)	(15)	(9)
Foreign exchange contracts	Capital markets income	1,686	(1,233)	(2,033)	(701)
Visa derivative	Other non-interest expense	(2,911)	(8,700)	(5,111)	(8,700)
Total derivatives not designated as hedging instruments		$(1,378)	$(9,992)	$(7,070)	$(8,629)

(1)    Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Note 7 - Net Income Per Common Share
The following table displays a reconciliation of the information used in calculating basic and diluted net income per common share for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Basic Net Income Per Common Share:
Net income available to common shareholders	$185,590	$169,628	$575,601	$260,709
Weighted average common shares outstanding	138,803	143,144	139,452	145,039
Net income per common share, basic	$1.34	$1.19	$4.13	$1.80
Diluted Net Income Per Common Share:
Net income available to common shareholders	$185,590	$169,628	$575,601	$260,709
Weighted average common shares outstanding	138,803	143,144	139,452	145,039
Effect of dilutive outstanding equity-based awards	809	835	837	679
Weighted average diluted common shares	139,612	143,979	140,289	145,718
Net income per common share, diluted	$1.33	$1.18	$4.10	$1.79

Diluted net income per common share incorporates the potential impact of contingently issuable shares such as those related to outstanding stock options, restricted share units (RSUs), and performance share units (PSUs), including awards which require future service and meeting certain performance and market metrics as a condition of delivery of the underlying common stock. During periods where the effect of these instruments is antidilutive, meaning their inclusion would increase earnings per share, they are excluded from the calculation.
For both the three and nine months ended September 30, 2025, there were approximately 9 thousand shares related to RSUs and PSUs that were excluded from the diluted EPS calculation because they were antidilutive. These shares primarily relate to unvested PSUs where the performance conditions were not met or not probable of being met. There were no shares excluded for the same periods related to stock options that would have been antidilutive.
For both the three and nine months ended September 30, 2024, there were 21 thousand shares excluded from the diluted EPS calculation related to stock options as they would have been antidilutive, due to the exercise prices exceeding the average market price. For the same periods, there were no shares excluded related to RSUs and PSUs that would have been antidilutive.

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
The ACL associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the ACL for unfunded commitments was $50.7 million and $52.5 million, respectively. Additionally, an immaterial amount of unearned fees relating to letters of credit are recorded within other liabilities on the consolidated balance sheets.
Synovus also invests in tax credit partnerships, CRA partnerships, including SBIC programs, and other investments. The SBIC is a program initiated by the SBA in 1958 to assist in the funding of small business loans.

(in thousands)	September 30, 2025	December 31, 2024
Letters of credit(1)	$417,621	$340,385
Commitments to fund commercial and industrial loans	10,000,222	9,956,797
Commitments to fund commercial real estate, construction, and land development loans	2,193,892	2,135,638
Commitments under home equity lines of credit	2,107,011	2,119,616
Unused credit card lines	448,642	446,800
Other loan commitments	554,841	621,659
Total letters of credit and unfunded lending commitments	$15,722,229	$15,620,895

Tax credits, CRA partnerships, and other investments:
Carrying amount included in other assets(2)	$806,987	$672,803
Permanent and short-term construction loans and letter of credit unfunded commitments(3)	333,625	205,855
Funded portion of permanent and short-term loans and letters of credit(4)	187,048	229,668

(1)    Represents the contractual amount net of risk participations purchased of approximately $15.7 million and $16.8 million at September 30, 2025 and December 31, 2024, respectively.
(2)    Future funding commitment carrying amounts offset in other liabilities of $426.7 million and $358.5 million at September 30, 2025 and December 31, 2024, respectively.
(3)    Represents the contractual amount net of risk participations of $14.8 million and $16.0 million at September 30, 2025 and December 31, 2024, respectively.
(4)    Represents the contractual amount net of risk participations of $18.0 million and $16.2 million at September 30, 2025 and December 31, 2024, respectively.
Merchant Services
In accordance with credit and debit card association rules, Synovus provides merchant processing services for clients with a contractual arrangement under which certain sales and processing support are provided through an outside merchant services provider with Synovus owning the merchant contract relationship. In addition, Synovus sponsors various third-party MPS businesses that process credit and debit card transactions on behalf of merchants. In connection with these services, a liability may arise in the event of a billing dispute between the merchant and a cardholder that is ultimately resolved in the cardholder's favor. If the merchant defaults on its obligations, the cardholder, through its issuing bank, generally has until six months after the date of the transaction to present a chargeback to the MPS, which is primarily liable for any losses on covered transactions. However, if a sponsored MPS fails to meet its obligations, then Synovus, as the sponsor, could be held liable for the disputed amount. Synovus seeks to mitigate this risk through its contractual arrangements with the MPS and the merchants by withholding future settlements, retaining cash reserve accounts and/or obtaining other security. For the three and nine months ended September 30, 2025, Synovus and the sponsored entities processed and settled $28.07 billion and $85.40 billion of transactions, respectively.
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
At least quarterly, Synovus carefully examines and considers each legal matter using then available information, and, in those situations where Synovus determines that a particular legal matter presents loss contingencies that are both probable and reasonably estimable, Synovus establishes an appropriate reserve. An event is considered to be probable if the future event is likely to occur. In the absence of a determination that a loss contingency is both probable and reasonably estimable, no accrual is made. Once established, accruals are adjusted to reflect developments related to these matters. While the final outcome of any legal proceeding is inherently uncertain, based on the information currently available, advice of counsel, and available insurance coverage, management believes that the amounts accrued with respect to legal matters as of September 30, 2025 are adequate.
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
The following tables present certain financial information for each reportable business segment for the three and nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024. The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. As these enhancements are made, financial results presented by each reportable business segment may be periodically revised. Loan and deposit transfers occur from time to time between reportable business segments primarily to maintain the migration of clients and relationship managers between segments; however, prior period loan and deposit balances and any related net interest income and FTP are not adjusted for transfers.

	Three Months Ended September 30, 2025
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other(2)	Synovus Consolidated
Net interest income (expense)	$186,300	$105,612	$136,631	$21,882	$24,270	$474,695
Provision for (reversal of) credit losses	28,368	11,051	5,248	3,995	(26,972)	21,690
Net interest income (expense) after provision for credit losses	157,932	94,561	131,383	17,887	51,242	453,005
Service charges on deposit accounts	5,943	7,642	12,216	4	498	26,303
Fiduciary and asset management fees	—	—	—	21,039	—	21,039
Card fees	3	8,894	6,729	—	4,268	19,894
Brokerage revenue	—	—	—	21,673	—	21,673
Mortgage banking income	—	—	—	4,374	—	4,374
Capital markets income	10,986	1,622	—	38	1,298	13,944
Other non-interest revenue	4,948	724	1,486	1,569	24,743	33,470
Total non-interest revenue	21,880	18,882	20,431	48,697	30,807	140,697
Salaries and other personnel expense	23,474	26,369	31,363	31,679	84,428	197,313
Other operating expense(1)(2)	8,259	11,092	17,970	7,807	106,288	151,416
Total non-interest expense	31,733	37,461	49,333	39,486	190,716	348,729
Income (loss) before income taxes	$148,079	$75,982	$102,481	$27,098	$(108,667)	$244,973

	Three Months Ended September 30, 2024
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other	Synovus Consolidated
Net interest income (expense)	$181,596	$100,910	$136,329	$26,813	$(4,908)	$440,740
Provision for (reversal of) credit losses	31,313	10,617	5,263	4,082	(27,841)	23,434
Net interest income (expense) after provision for credit losses	150,283	90,293	131,066	22,731	22,933	417,306
Service charges on deposit accounts	5,399	7,373	10,520	5	386	23,683
Fiduciary and asset management fees	—	—	—	19,714	—	19,714
Card fees	3	7,363	6,671	—	4,402	18,439
Brokerage revenue	—	—	—	20,810	—	20,810
Mortgage banking income	—	—	—	4,033	—	4,033
Capital markets income	6,906	1,815	—	—	1,563	10,284
Other non-interest revenue	2,637	763	1,787	1,884	19,946	27,017
Total non-interest revenue	14,945	17,314	18,978	46,446	26,297	123,980
Salaries and other personnel expense	21,514	25,543	30,260	30,214	77,283	184,814
Other operating expense(1)	9,091	12,267	19,282	7,727	80,509	128,876
Total non-interest expense	30,605	37,810	49,542	37,941	157,792	313,690
Income (loss) before income taxes	$134,623	$69,797	$100,502	$31,236	$(108,562)	$227,596

(1) Other operating expense for each reportable segment primarily includes, net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes merger-related expense of $23.8 million in the third quarter of 2025 related to the proposed Merger with Pinnacle.

	Nine Months Ended September 30, 2025
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other(2)	Synovus Consolidated
Net interest income	$539,546	$303,784	$400,499	$64,711	$80,100	$1,388,640
Provision for (reversal of) credit losses	90,683	32,929	15,895	12,035	(115,687)	35,855
Net interest income after provision for credit losses	448,863	270,855	384,604	52,676	195,787	1,352,785
Service charges on deposit accounts	17,511	22,654	32,889	12	1,609	74,675
Fiduciary and asset management fees	—	—	—	61,288	—	61,288
Card fees	8	28,005	19,955	—	13,285	61,253
Brokerage revenue	—	—	—	62,779	—	62,779
Mortgage banking income	—	—	—	12,147	—	12,147
Capital markets income	22,034	4,253	226	342	6,990	33,845
Other non-interest revenue	11,999	2,567	5,061	4,973	60,710	85,310
Total non-interest revenue	51,552	57,479	58,131	141,541	82,594	391,297
Salaries and other personnel expense	72,762	81,266	91,945	94,423	234,610	575,006
Other operating expense(1)(2)	24,858	32,918	53,787	23,943	261,952	397,458
Total non-interest expense	97,620	114,184	145,732	118,366	496,562	972,464
Income (loss) before income taxes	$402,795	$214,150	$297,003	$75,851	$(218,181)	$771,618

	Nine Months Ended September 30, 2024
(in thousands)	Wholesale Banking(1)	Community Banking(1)	Consumer Banking(1)	Financial Management Services(1)	Treasury and Corporate Other(3)	Synovus Consolidated
Net interest income	$546,836	$298,030	$410,506	$75,283	$(36,072)	$1,294,583
Provision for (reversal of) credit losses	91,616	29,898	15,339	11,868	(44,903)	103,818
Net interest income after provision for credit losses	455,220	268,132	395,167	63,415	8,831	1,190,765
Service charges on deposit accounts	15,759	20,823	30,960	13	848	68,403
Fiduciary and asset management fees	—	—	—	58,455	—	58,455
Card fees	8	23,612	19,734	—	13,989	57,343
Brokerage revenue	—	—	—	63,974	—	63,974
Mortgage banking income	—	—	—	11,395	—	11,395
Capital markets income	18,271	5,306	—	430	7,981	31,988
Other non-interest revenue(3)	8,178	2,403	5,538	4,888	(198,548)	(177,541)
Total non-interest revenue	42,216	52,144	56,232	139,155	(175,730)	114,017
Salaries and other personnel expense	69,269	80,606	90,002	93,772	219,093	552,742
Other operating expense(1)	31,221	35,983	63,351	22,198	232,737	385,490
Total non-interest expense	100,490	116,589	153,353	115,970	451,830	938,232
Income (loss) before income taxes	$396,946	$203,687	$298,046	$86,600	$(618,729)	$366,550

(1) Other operating expense for each reportable segment primarily includes, net occupancy, equipment, and software expense, third-party processing and other services, professional fees, and FDIC insurance and other regulatory fees.
(2) Treasury and Corporate Other includes merger-related expense of $23.8 million in the third quarter of 2025 related to the proposed Merger with Pinnacle.
(3) Treasury and Corporate Other includes a net loss of $256.7 million primarily due to the strategic repositioning of the investment securities portfolio in the second quarter of 2024.

	September 30, 2025
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$25,821,429	$8,075,467	$2,603,853	$5,210,585	$2,041,900	$43,753,234
Deposits	$14,319,619	$11,126,772	$17,585,811	$1,298,703	$5,672,824	$50,003,729
Full-time equivalent employees	355	552	1,524	553	1,863	4,847

	December 31, 2024
(dollars in thousands)	Wholesale Banking	Community Banking	Consumer Banking	Financial Management Services	Treasury and Corporate Other	Synovus Consolidated
Loans, net of deferred fees and costs	$24,677,119	$7,921,182	$2,776,305	$5,263,474	$1,970,948	$42,609,028
Deposits	$15,207,166	$10,877,394	$18,365,142	$1,109,270	$5,536,387	$51,095,359
Full-time equivalent employees	336	533	1,491	565	1,771	4,696

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
Synovus Bank is positioned in some of the highest growth markets in the Southeast, with 244 branches and 358 ATMs in Alabama, Florida, Georgia, South Carolina, and Tennessee as of September 30, 2025.
The following financial review summarizes the significant trends, changes in our business, transactions, and other matters affecting Synovus’ results of operations for the three and nine months ended September 30, 2025 compared to the same periods in 2024 and financial condition as of September 30, 2025 compared to December 31, 2024. This discussion supplements, and should be read in conjunction with, the unaudited interim consolidated financial statements and notes thereto contained elsewhere in this Report and the consolidated financial statements of Synovus, the notes thereto, and management’s discussion and analysis contained in Synovus' 2024 Form 10-K.
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
A reading of each section is important to fully understand our financial performance.

DISCUSSION OF RESULTS OF OPERATIONS

Table 1 - Consolidated Financial Highlights
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	Change		2025	2024	Change
Net interest income	$474,695	$440,740	8%		$1,388,640	$1,294,583	7%
Provision for (reversal of) credit losses	21,690	23,434	(7)		35,855	103,818	(65)
Non-interest revenue	140,697	123,980	13		391,297	114,017	243
Total revenue	615,392	564,720	9		1,779,937	1,408,600	26
Non-interest expense	348,729	313,690	11		972,464	938,232	4
Income before income taxes	244,973	227,596	8		771,618	366,550	111
Net income attributable to Synovus Financial Corp.	196,994	181,555	9		609,723	292,034	109
Net income available to common shareholders	185,590	169,628	9		575,601	260,709	121
Net income per common share, basic	1.34	1.19	13		4.13	1.80	129
Net income per common share, diluted	1.33	1.18	13		4.10	1.79	129
Net interest margin(1)	3.41%	3.22%	19	bps	3.38%	3.16%	22 bps
Net charge-off ratio(1)	0.14	0.25	(11)		0.17	0.33	(16)
Return on average assets(1)	1.30	1.21	9		1.36	0.66	70
Return on average common equity(1)	14.36	14.38	(2)		15.50	7.63	nm
Efficiency ratio (TE)	56.5	55.4	110		54.5	66.4	nm
(1)    Annualized

	September 30, 2025	June 30, 2025	Sequential Quarter Change		September 30, 2024	Year-Over-Year Change
(dollars in thousands)
Loans, net of deferred fees and costs	$43,753,234	$43,536,716	$216,518		$43,120,674	$632,560
Total average loans, quarter	43,299,364	42,818,787	480,577		42,908,426	390,938
Total deposits	50,003,729	49,925,007	78,722		50,193,740	(190,011)
Core deposits (excludes brokered deposits)	44,977,487	45,207,935	(230,448)		45,088,301	(110,814)
Total average deposits, quarter	50,156,822	50,202,754	(45,932)		50,481,071	(324,249)
Non-performing assets ratio	0.53%	0.59%	(6)	bps	0.73%	(20)	bps
Non-performing loans ratio	0.48	0.59	(11)		0.73	(25)
Past due loans over 90 days (as a % of loans)	0.01	0.09	(8)		0.01	—
ACL to loans coverage ratio	1.19	1.18	1		1.24	(5)
CET1 capital ratio	11.22	10.96	26		10.64	58
Total Synovus Financial Corp. shareholders’ equity to total assets ratio	9.62	9.20	42		8.99	63

Third Quarter 2025 Overview
Net income available to common shareholders for the third quarter of 2025 was $185.6 million, or $1.33 per diluted common share, compared to $169.6 million, or $1.18 per diluted common share, for the third quarter of 2024. Net income available to common shareholders for the nine months ended September 30, 2025 was $575.6 million, or $4.10 per diluted common share, compared to $260.7 million, or $1.79 per diluted common share, for the nine months ended September 30, 2024. The year-to-date year-over-year changes were impacted by losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024, higher net interest income from lower funding costs, and a decrease in provision for credit losses driven by improved credit performance, including lower net charge-offs and individually analyzed reserves.
Net interest income for the nine months ended September 30, 2025 was $1.39 billion, up $94.1 million, or 7%, compared to the same period in 2024. Net interest margin was up 22 bps over the comparable nine-month period to 3.38%, driven by lower deposit costs due to effective deposit repricing and remixing and fixed-rate asset repricing. Net interest margin was up 4 bps on a linked quarter basis, largely attributable to higher loan yields and hedge maturities, partially offset by higher interest-earning deposits with other banks.
Non-interest revenue for the third quarter of 2025 was $140.7 million, up $16.7 million, or 13%, compared to the prior year period, primarily driven by higher core banking fees, capital markets income, and other non-interest revenue, and year-to-date was $391.3 million, up significantly compared to the same period in 2024, primarily due to the impact of the aforementioned losses from sales of AFS investment securities in the second quarter of 2024 as well as higher core banking fees.
Non-interest expense for the third quarter of 2025 was $348.7 million, up $35.0 million, or 11%, and year-to-date was $972.5 million, up $34.2 million, or 4%, compared to the same periods in 2024. The increases in both the three and nine months ended September 30, 2025 included $23.8 million in merger-related expense largely related to accounting, investment banking, consulting, and legal fees in association with the pending Merger with Pinnacle.
At September 30, 2025, loans, net of deferred fees and costs, of $43.75 billion increased $1.14 billion from December 31, 2024 primarily driven by C&I loan growth, which included increased production in our high growth business lines, specialty lending and CIB, and increased commercial line utilization. CRE loans increased primarily due to increased loan production. Consumer loan balances decreased due to declines in mortgage loans largely offset by growth in other consumer loans from third-party loans.
Credit metrics at September 30, 2025 included NPAs and NPLs at 53 bps and 48 bps, respectively, and total past due loans at 10 bps as a percentage of total loans. Net charge-offs/average loans for the three and nine months ended September 30, 2025 were 14 bps annualized and 17 bps annualized, respectively, as compared to 25 bps annualized and 33 bps annualized for the three and nine months ended September 30, 2024, respectively. The ACL to loans coverage ratio at September 30, 2025 of 1.19% was 8 bps lower than December 31, 2024 primarily due to improved credit performance and the impact of strong loan growth exceeding loan provisioning. The ACL to NPL coverage ratio was 249% at September 30, 2025 compared to 174% at December 31, 2024.
Total period-end deposits at September 30, 2025 decreased $1.09 billion compared to December 31, 2024 primarily due to a decline in core deposits, partially offset by an increase in brokered deposits. Core time deposits decreased while interest-bearing demand deposits and money market accounts increased due to positive remixing into lower cost deposits. Average deposit costs of 2.23% were relatively flat in the third quarter of 2025 compared to the prior quarter and declined 49 bps compared to prior year, with the year-over-year decline supported by positive remixing within the deposit portfolio as well as the continued benefits of disciplined deposit repricing on the heels of FOMC policy rate changes since late 2024.
At September 30, 2025, Synovus' CET1 ratio of 11.22% improved 38 bps compared to December 31, 2024, as our organic earnings supported capital accretion. During the nine months ended September 30, 2025, Synovus repurchased 2.9 million shares of common stock at an average price of $48.62 per share via open market transactions. In accordance with the Merger Agreement with Pinnacle, Synovus has paused share repurchases through the completion of the Merger.
More detail on Synovus' financial results for the three and nine months ended September 30, 2025 may be found in subsequent sections of "Item 2. – Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Report. See also "Part 1 – Item 1A. – Risk Factors" of Synovus' 2024 Form 10-K.

2025 Updated Fundamental Guidance
The outlook has been slightly revised to reflect our expectations and is based on recent trends and client feedback given what remains a highly uncertain economic environment:
•end of period loan growth of approximately 4.5%
•end of period core deposit(1) growth of approximately 0.5%
•adjusted revenue(2)(3)(4) growth of approximately 6.5%
•adjusted non-interest expense(2)(3) growth of approximately 2.5%
•net charge-off ratio relatively stable from 0.17% year-to-date annualized
•CET1 ratio at year-end of approximately 11.35%
•effective income tax rate of approximately 21%
(1) Excludes brokered deposits.
(2) Non-GAAP financial measure; see "Table 14 - Reconciliation of Non-GAAP Financial Measures" of this Report for applicable reconciliation to the most comparable GAAP measure.
(3) Guidance based on 2024 adjusted revenue of $2.25 billion and adjusted non-interest expense of $1.23 billion.
(4) Base case assumes two 25 bps interest rate cuts (one in October 2025 and one in December 2025) and stable long-term rates.

Pending Merger with Pinnacle Financial Partners, Inc.
On July 24, 2025, Synovus entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pinnacle and Steel Newco Inc., a newly formed Georgia corporation jointly owned by Pinnacle and Synovus (“Newco”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Pinnacle and Synovus will each simultaneously merge with and into Newco (such mergers, collectively, the “Merger”), with Newco continuing as the surviving corporation in the Merger and operating under the Pinnacle Financial Partners, Inc. and Pinnacle Bank brand names. The holding company will be headquartered in Atlanta, Georgia with the bank headquarters in Nashville, Tennessee.
The transaction is expected to close in the first quarter of 2026 pending regulatory and shareholder approvals, and during the third quarter 2025, integration planning was actively underway, with leadership and governance structures aligned to ensure a seamless transition.
On September 30, 2025, Synovus filed its Definitive Proxy Statement and has a special shareholder meeting scheduled on November 6, 2025 for shareholder approval of the Merger.
Refer to "Part I - Item 1. Financial Statements and Supplementary Data - Note 1 - Basis of Presentation and Accounting Policies" and "Part II – Item 1A. Risk Factors - Risks Relating to the Merger with Pinnacle," of this Report for more information.

Loans
The following table compares the composition of the loan portfolio at September 30, 2025, December 31, 2024, and September 30, 2024.

Table 2 - Loans by Portfolio Class
					September 30, 2025 vs. December 31, 2024 Change				September 30, 2025 vs. September 30, 2024 Change
(dollars in thousands)	September 30, 2025		December 31, 2024				September 30, 2024
Commercial, financial and agricultural	$15,360,223	35.1%	$14,498,992	34.0%	$861,231	6%	$14,563,913	33.8%	$796,310	5%
Owner-occupied	7,868,746	18.0	7,832,137	18.4	36,609	—	8,100,084	18.8	(231,338)	(3)
Total commercial and industrial(1)	23,228,969	53.1	22,331,129	52.4	897,840	4	22,663,997	52.6	564,972	2
Investment properties	11,462,107	26.2	11,181,204	26.2	280,903	3	11,346,549	26.3	115,558	1
1-4 family properties	548,327	1.2	545,918	1.3	2,409	—	528,130	1.2	20,197	4
Land and development	259,306	0.6	287,497	0.7	(28,191)	(10)	302,805	0.7	(43,499)	(14)
Total commercial real estate	12,269,740	28.0	12,014,619	28.2	255,121	2	12,177,484	28.2	92,256	1
Consumer mortgages	5,237,683	12.0	5,288,776	12.4	(51,093)	(1)	5,323,443	12.4	(85,760)	(2)
Home equity	1,842,126	4.2	1,831,287	4.3	10,839	1	1,809,286	4.2	32,840	2
Credit cards	176,367	0.4	185,871	0.4	(9,504)	(5)	181,386	0.4	(5,019)	(3)
Other consumer loans	998,349	2.3	957,346	2.3	41,003	4	965,078	2.2	33,271	3
Total consumer	8,254,525	18.9	8,263,280	19.4	(8,755)	—	8,279,193	19.2	(24,668)	—
Loans, net of deferred fees and costs	$43,753,234	100.0%	$42,609,028	100.0%	$1,144,206	3%	$43,120,674	100.0%	$632,560	1%

(1) Includes senior housing loans of $2.95 billion, $2.94 billion, and $3.10 billion at September 30, 2025, December 31, 2024, and September 30, 2024, respectively, which are primarily classified as owner-occupied in accordance with our underwriting process.
At September 30, 2025, loans, net of deferred fees and costs of $43.75 billion increased $1.14 billion, or 3%, from December 31, 2024. C&I loans remain the largest component of our loan portfolio, representing 53.1% of total loans, while CRE and consumer loans represent 28.0% and 18.9%, respectively. Our portfolio composition is guided by our strategic growth plan, in conjunction with a comprehensive concentration management policy which sets limits for C&I, CRE, and consumer loan levels as well as sub-categories therein.
Commercial Loans
Total commercial loans (which are comprised of C&I and CRE loans) at September 30, 2025 were $35.50 billion, or 81.1% of the total loan portfolio, compared to $34.35 billion, or 80.6%, at December 31, 2024.
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
Commercial and Industrial Loans
The C&I loan portfolio represents the largest category of Synovus' loan portfolio and is primarily comprised of general middle market and commercial banking clients across a diverse set of industries as well as certain specialized lending verticals. The following table shows the composition of the C&I loan portfolio aggregated by NAICS code. As of September 30, 2025 and December 31, 2024, 95.0% and 95.1%, respectively, of Synovus' C&I loans are secured by real estate, business equipment, inventory, and other types of collateral. C&I loans at September 30, 2025 grew $897.8 million from December 31, 2024, driven by production in our high growth business lines, including specialty lending and CIB, and increased commercial line utilization.

Table 3 - Commercial and Industrial Loans by Industry
		September 30, 2025		December 31, 2024
(dollars in thousands)	NAICS Code	Amount	%(1)	Amount	%(1)
Finance and insurance	52	$5,328,669	22.9%	$4,544,785	20.4%
Health care and social assistance	62	4,348,309	18.7	4,408,753	19.7
Accommodation and food services	72	1,695,914	7.3	1,587,321	7.1
Lessors of real estate	5311	1,360,254	5.9	1,291,763	5.8
Manufacturing	31-33	1,255,749	5.4	1,206,412	5.4
Wholesale trade	42	1,155,873	5.0	1,157,334	5.2
Retail trade	44-45	1,058,133	4.6	1,048,531	4.7
Construction	23	995,800	4.3	981,602	4.4
Other industries(2)		976,472	4.3	955,222	4.3
Other services	81	891,499	3.8	898,924	4.0
Professional, scientific, and technical services	54	843,610	3.6	874,414	3.9
Transportation and warehousing	48-49	830,910	3.6	851,521	3.8
Real estate and rental and leasing other	53	743,580	3.2	839,288	3.8
Arts, entertainment, and recreation	71	542,716	2.3	544,921	2.4
Public administration	92	497,410	2.1	441,107	2.0
Educational services	61	466,257	2.0	474,471	2.1
Agriculture, forestry, fishing, and hunting	11	237,814	1.0	224,760	1.0
Total commercial and industrial loans		$23,228,969	100.0%	$22,331,129	100.0%

(1) Loan balance in each category expressed as a percentage of total C&I loans.
(2) Comprised of NAICS industries that are less than 1% of total C&I loans.
At September 30, 2025, $15.36 billion of C&I loans, or 35.1% of the total loan portfolio, represented loans originated for the purpose of financing commercial, financial and agricultural business activities. The primary source of repayment on these loans is revenue generated from products or services offered by the business or organization. The secondary source of repayment is the collateral, which consists primarily of equipment, inventory, accounts receivable, time deposits, cash surrender value of life insurance, and other business assets, or refinance.
At September 30, 2025, $7.87 billion of C&I loans, or 18.0% of the total loan portfolio, represented loans originated for the purpose of financing owner-occupied properties. The financing of owner-occupied facilities is considered a C&I loan even though there is improved real estate as collateral such as senior housing facilities. This treatment is a result of the credit decision process, which focuses on cash flow from operations of the business to repay the debt. The secondary source of repayment on these loans is the underlying real estate. These loans are predominantly secured by owner-occupied and other real estate and, to a lesser extent, other types of collateral.
Commercial Real Estate Loans
CRE loans consist primarily of income-producing investment properties loans. Additionally, CRE loans include 1-4 family properties loans as well as land and development loans. Total CRE loans of $12.27 billion increased $255.1 million from December 31, 2024, primarily due to increased loan production.
Investment properties loans consist of construction and mortgage loans for income-producing properties and are primarily made to finance multi-family properties, hotels, office buildings, shopping centers, warehouses and other commercial development properties. Total investment properties loans as of September 30, 2025 were $11.46 billion, or 93.4% of the CRE loan portfolio, and increased $280.9 million from December 31, 2024.

The following table shows the principal categories of the investment properties loan portfolio at September 30, 2025 and December 31, 2024.

Table 4 - Investment Properties Loan Portfolio
	September 30, 2025			December 31, 2024
(dollars in thousands)	Amount	% (1)	Weighted Average LTV %(2)	Amount	% (1)	Weighted Average LTV %(2)
Multi-Family	$4,184,821	36.6%	52.6%	$4,185,545	37.4%	52.2%
Hotels	1,804,352	15.7	52.4	1,769,384	15.8	54.7
Office Buildings	1,617,937	14.1	55.8	1,743,329	15.6	54.2
Shopping Centers	1,392,004	12.1	54.4	1,273,439	11.4	53.0
Warehouses	960,604	8.4	52.3	846,025	7.6	51.7
Other investment property	1,502,389	13.1	52.2	1,363,482	12.2	51.8
Total investment properties loans	$11,462,107	100.0%		$11,181,204	100.0%

(1)    Loan balance in each category expressed as a percentage of total investment properties loans.
(2)    LTV calculated by dividing the respective September 30, 2025 and December 31, 2024 commitment amount and senior lien by most recent appraisal (typically at origination).

1-4 Family Properties Loans
1-4 family properties loans include construction loans to home builders and commercial mortgage loans related to 1-4 family rental properties and are almost always secured by the underlying property being financed by such loans. These properties are primarily located in the markets served by Synovus. At September 30, 2025, 1-4 family properties loans totaled $548.3 million, or 4.5% of the CRE loan portfolio, and increased $2.4 million from December 31, 2024.
Land and Development Loans
Land and development loans include commercial and residential development as well as land acquisition loans and are secured by land held for future development, typically in excess of one year. Properties securing these loans are substantially within markets served by Synovus, and loan terms generally include personal guarantees from the principals. Loans in this portfolio are underwritten based on the LTV of the collateral and the capacity of the guarantor(s). Land and development loans of $259.3 million at September 30, 2025 decreased $28.2 million from December 31, 2024.
Consumer Loans
The consumer loan portfolio consists of a wide variety of loan products offered through Synovus' banking network, including first and second residential mortgages, home equity and consumer credit card loans, as well as both secured and unsecured loans from third-party lending. As of September 30, 2025, weighted-average FICO scores within the residential real estate portfolio based on committed balances were 785 for consumer mortgages and 796 for home equity.
Consumer loans at September 30, 2025 of $8.25 billion decreased $8.8 million compared to December 31, 2024. Mortgage loans declined $51.1 million from December 31, 2024 primarily due to payments exceeding new portfolio production, which has been impacted by elevated mortgage interest rates. Other consumer loans increased $41.0 million from December 31, 2024, as fundings outpaced payment activity for third-party loans.
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

Table 5 - Composition of Period-end Deposits
(dollars in thousands)	September 30, 2025	%(1)	December 31, 2024	%(1)	September 30, 2024	%(1)
Non-interest-bearing demand deposits(2)	$10,707,764	21.4%	$10,974,559	21.5%	$11,129,094	22.2%
Interest-bearing demand deposits(2)	7,428,685	14.9	7,199,671	14.1	6,821,274	13.5
Money market accounts(2)	11,761,671	23.5	11,407,415	22.4	11,031,502	22.0
Savings deposits(2)	955,712	1.9	971,103	1.9	983,171	2.0
Public funds	7,350,285	14.7	7,987,474	15.6	7,047,563	14.0
Time deposits(2)	6,773,370	13.5	7,679,907	15.0	8,075,697	16.1
Brokered deposits	5,026,242	10.1	4,875,230	9.5	5,105,439	10.2
Total deposits	$50,003,729	100.0%	$51,095,359	100.0%	$50,193,740	100.0%
Core deposits(3)	$44,977,487	89.9%	$46,220,129	90.5%	$45,088,301	89.8%

(1)    Deposits balance in each category expressed as percentage of total deposits.
(2)    Excluding any public funds or brokered deposits.
(3)    Core deposits exclude brokered deposits.
Total period-end deposits at September 30, 2025 were down $1.09 billion, or 2%, compared to December 31, 2024 primarily due to a $1.24 billion decrease in core deposits, partially offset by $151.0 million of growth in brokered deposits. The decline in core deposits was primarily attributable to reductions in core time deposits, public funds, and non-interest-bearing demand deposits, partially offset by growth in money market and interest-bearing demand deposits. The decrease in core time deposits and increases in interest-bearing demand deposits and money market accounts are related as positive remixing resulted in a shift to lower cost deposits while the decline in public funds was primarily driven by seasonality. The decline in non-interest-bearing demand deposits was impacted by timing.
Total average deposit costs of 2.23% in the third quarter of 2025 were relatively flat from the prior quarter and declined 49 bps compared to the prior year comparable period, with the year-over-year decline supported by the aforementioned positive remixing within the deposit portfolio as well as the continued benefits of disciplined deposit repricing on the heels of FOMC policy rate changes since late 2024.
As of September 30, 2025 and December 31, 2024, $25.71 billion and $26.40 billion, respectively, of our deposit portfolio was uninsured. The uninsured amounts are estimated based on the methodologies and assumptions used for the Bank's regulatory reporting requirements and includes deposits which are collateralized.

Non-interest Revenue
The following table shows the principal components of non-interest revenue.

Table 6 - Non-interest Revenue
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges on deposit accounts	$26,303	$23,683	$2,620	11%	$74,675	$68,403	$6,272	9%
Fiduciary and asset management fees	21,039	19,714	1,325	7	61,288	58,455	2,833	5
Card fees	19,894	18,439	1,455	8	61,253	57,343	3,910	7
Brokerage revenue	21,673	20,810	863	4	62,779	63,974	(1,195)	(2)
Mortgage banking income	4,374	4,033	341	8	12,147	11,395	752	7
Capital markets income	13,944	10,284	3,660	36	33,845	31,988	1,857	6
Income from bank-owned life insurance	9,628	8,442	1,186	14	27,991	23,886	4,105	17
Investment securities gains (losses), net	1,742	—	1,742	nm	1,742	(256,660)	258,402	nm
Other non-interest revenue	22,100	18,575	3,525	19	55,577	55,233	344	1
Total non-interest revenue	$140,697	$123,980	$16,717	13%	$391,297	$114,017	$277,280	243%

Core banking fees (1)	$53,412	$47,963	$5,449	11%	$156,526	$143,612	$12,914	9%
Wealth revenue (2)	$43,184	$41,126	$2,058	5%	$125,537	$123,726	$1,811	1%

(1) Core banking fees consist of service charges on deposit accounts, card fees, and several other non-interest revenue components including line of credit non-usage fees, letter of credit fees, ATM fee income, and miscellaneous other service charges.
(2) Wealth revenue consists of fiduciary and asset management, brokerage, and insurance revenue, which is within other non-interest revenue.
Three and Nine Months Ended September 30, 2025 compared to September 30, 2024
Non-interest revenue for the third quarter of 2025 and year to date was up compared to the same periods in 2024. The increase for the three months ended September 30, 2025 was primarily driven by higher core banking fees, capital markets income, and other non-interest revenue while the year-to-date increase was primarily due to the impact of losses from sales of AFS investment securities totaling $256.7 million in connection with the strategic repositioning of the investment securities portfolio in the second quarter of 2024, as well as increased core banking fees.
Service charges on deposit accounts, consisting of account analysis fees, NSF fees, and all other service charges increased over the prior year comparable periods. The largest category of service charges, account analysis fees, increased $815 thousand, or 6%, compared to the third quarter of 2024 and were up $3.8 million, or 10%, on a comparable year-to-date basis, primarily due to a reduction in waivers that began in the second quarter of 2024. All other service charges on deposit accounts, including NSF/overdraft fees and monthly fees on consumer demand deposits and small business accounts, increased 16% and 8% for the three and nine months ended September 30, 2025, respectively, in comparison to the same periods in 2024, and were impacted by increases in other retail service charges on deposits from lower waivers on consumer demand deposit accounts.
Fiduciary and asset management fees are derived from providing estate administration, personal trust, corporate trust, corporate bond, investment management, financial planning, and family office services. Fiduciary and asset management fees were up for the three and nine months ended September 30, 2025, compared to the same periods in 2024, primarily driven by higher trust fees from custody and investment advisor fees.
Card fees consist primarily of credit card interchange fees, debit card interchange fees, and merchant revenue. Card fees are reported net of certain associated expense items, including client loyalty program expenses and network expenses. Merchant revenue relates to the fees that are charged to merchant clients based on a percentage of their credit or debit card transaction volume amounts. Card fees for the three and nine months ended September 30, 2025 were up compared to the same periods in 2024, primarily due to higher merchant fees/revenue, including our Qualpay investment.
Brokerage revenue consists primarily of brokerage commissions as well as advisory fees earned from the management of client assets. Brokerage revenue for the third quarter of 2025 increased over the prior year comparable period, with growth mainly attributable to higher market-driven advisory fees partially offset by repurchase volume associated with a single municipal client. The decline for the nine months ended September 30, 2025 compared to the same period in 2024 largely resulted from repurchase volume associated with a single municipal client and decreased rate-driven annuities revenue, partially offset by higher market-driven advisory fees.
Mortgage banking income, consisting of net gains on loan origination/sales activities, increased for the nine months ended September 30, 2025 compared to the same period in 2024, primarily due to positive fair market value adjustments attributed to a more favorable interest rate environment.
Capital markets income primarily includes fee income from client derivative transactions, debt capital market transactions, foreign exchange, gains (losses) from sales of SBA loans, as well as other miscellaneous income from capital market transactions. The increase in the third quarter of 2025 compared to the third quarter of 2024 was primarily due to higher client derivative transactions and syndication arranger fees, somewhat offset by lower foreign exchange-related income and a decline in gains on sales of SBA loans. The increase for the nine months ended September 30, 2025 compared to the prior year-to-date period was mostly the result of higher client derivative transactions and syndication arranger fees, partially offset by a decrease in gains on sales of SBA loans and lower debt capital market transaction fees.
Income from BOLI includes increases in the cash surrender value of policies and proceeds from insurance benefits. The increases for the three and nine months ended September 30, 2025 compared to the same periods in 2024 were primarily driven by higher proceeds from insurance benefits.
The main components of other non-interest revenue are fees for letters of credit and unused lines of credit, safe deposit box fees, access fees for ATM use, other service charges and loan servicing fees, earnings on equity method investments, insurance revenue, commercial sponsorship income, including transaction and servicing fees associated with a third-party lending relationship, and other miscellaneous items. The three months ended September 30, 2025 increase compared to the prior year period was largely due to $2.1 million in ORE rental income, in addition to increases in unused lines of credit fees and letter/line of credit fees. The nine months ended September 30, 2025 increase compared to the previous year-to-date period was primarily due to the aforementioned increases in unused lines of credit fees and letter/line of credit fees and ORE rental income, largely offset by a $3.1 million decline in commercial sponsorship income.
Non-interest Expense
The following table summarizes the components of non-interest expense.

Table 7 - Non-interest Expense
	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries and other personnel expense	$197,313	$184,814	$12,499	7%	$575,006	$552,742	$22,264	4%
Net occupancy, equipment, and software expense	49,089	46,977	2,112	4	146,330	140,200	6,130	4
Third-party processing and other services	22,306	21,552	754	3	67,715	63,593	4,122	6
Professional fees	13,307	10,854	2,453	23	33,283	34,140	(857)	(3)
FDIC insurance and other regulatory fees	7,042	7,382	(340)	(5)	23,120	37,694	(14,574)	(39)
Amortization of intangibles	2,627	2,907	(280)	(10)	7,882	8,721	(839)	(10)
Restructuring charges (reversals)	(747)	1,219	(1,966)	nm	(1,968)	2,084	(4,052)	nm
Valuation adjustment to Visa derivative	2,911	8,700	(5,789)	nm	5,111	8,700	(3,589)	nm
Merger-related expense	23,757	—	23,757	nm	23,757	—	23,757	nm
Other operating expense	31,124	29,285	1,839	6	92,228	90,358	1,870	2
Total non-interest expense	$348,729	$313,690	$35,039	11%	$972,464	$938,232	$34,232	4%

Three and Nine Months Ended September 30, 2025 compared to September 30, 2024
Non-interest expense for the third quarter of 2025 was $348.7 million, up $35.0 million, or 11%, compared to the third quarter 2024, while year to date was $972.5 million, up $34.2 million, or 4%, compared to the same period in 2024. The increases included $23.8 million in merger-related expense during the three and nine months ended September 30, 2025, largely related to accounting, investment banking, consulting, and legal fees in association with the pending Merger with Pinnacle.
Salaries and other personnel expense increased for the three and nine months ended September 30, 2025 compared to the three and nine months ended September 30, 2024 primarily due to the impact of headcount additions, merit increases and higher performance-related incentives. Total headcount of 4,923 was up 117, or 2% compared to September 30, 2024, as employees were added in areas associated with certain critical support functions, such as technology, operations, and security, and revenue growth, including the accelerated hiring of relationship managers.
Net occupancy, equipment, and software expense for the three and nine months ended September 30, 2025 increased compared to the three and nine months ended September 30, 2024 primarily due to ongoing investments in technology.
Third-party processing and other services expense includes all third-party core operating system and processing charges as well as third-party loan servicing charges. Third-party processing expense for the nine months ended September 30, 2025 increased compared to the same period in 2024 largely due to enhancements associated with technology and operations infrastructure investments and new business initiatives in addition to higher servicing fees associated with third-party consumer loans.
Professional fees were up for the three months ended September 30, 2025 compared to 2024 largely due to an increase in project/IT-related consulting fees, partially offset by lower litigation expense. The nine months ended September 30, 2025 decrease was mostly due to lower legal fees and litigation expense primarily associated with the process of resolving certain loan relationships, substantially offset by higher project/IT-related consulting fees.
FDIC insurance and other regulatory fees decreased for the nine months ended September 30, 2025 primarily due to an $8.6 million decline in the accrual for the FDIC special assessment, in addition to a lower base assessment rate.
Restructuring charges primarily consist of lease termination and asset impairment charges on offices/branches and severance expense. Restructuring reversals primarily consist of gains on sales of properties and other true-ups to restructuring charges.
During the three and nine months ended September 30, 2025, Synovus recorded valuation adjustments of $2.9 million and $5.1 million, respectively, to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund to its litigation escrow account. In 2024, Synovus recorded a valuation adjustment of $8.7 million to the Visa derivative associated with an indemnification agreement following Visa's announcement to fund its litigation escrow account.
Other operating expense includes advertising, travel, insurance, network and communication, other taxes, subscriptions and dues, other loan and ORE expense, postage and freight, training, business development, supplies, donations, and other miscellaneous expense. Other operating expense for the three months ended September 30, 2025 was up from the comparable period in 2024 primarily due to increases in business development-related travel and advertising expense, and ORE expense, partially offset by efforts to reduce client fraud and other operational losses. Other operating expense for the nine months ended September 30, 2025, was up from the comparable period in 2024 primarily due to higher business development-related expense, and an increase in subscriptions and dues, a donation to our donor advised fund, and increased ORE expense, partially offset by a reduction in client fraud and other operational losses and other prudent expense management efforts.
Income Tax Expense
Income tax expense was $48.5 million for the three months ended September 30, 2025, compared to $46.9 million for the three months ended September 30, 2024, representing effective tax rates of 19.8% and 20.6%, respectively. Income tax expense was $163.1 million for the nine months ended September 30, 2025, compared to $76.5 million for the nine months ended September 30, 2024, representing effective tax rates of 21.1% and 20.9%, respectively.
The effective tax rate was lower for the three month period but higher for the nine months ended September 30, 2025, due to varying levels of pre-tax income and a change in the timing and mix of discrete tax items recognized in the comparable periods in the prior year. Discrete items affecting comparability include tax benefits from share-based compensation, the accrual and release of valuation allowances or reserves for uncertain tax positions, and accounting for changes in tax laws, all of which can vary significantly from period to period.
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
At September 30, 2025, credit metrics included NPAs and NPLs at 53 bps and 48 bps, respectively, and total past due loans at 10 bps as a percentage of total loans. Net charge-offs were $15.2 million, or 14 bps annualized, and $54.9 million, or 17 bps annualized, respectively, for the three and nine months ended September 30, 2025.
The table below includes selected credit quality metrics.

Table 8 - Credit Quality Metrics
(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Non-performing loans	$209,327	$309,164	$312,964
ORE	22,395	385	386
Non-performing assets	$231,722	$309,549	$313,350
Total loans	$43,753,234	$42,609,028	$43,120,674
Non-performing loans as a % of total loans	0.48%	0.73%	0.73%
Non-performing assets as a % of total loans and ORE	0.53	0.73	0.73
Loans 90 days past due and still accruing	$3,801	$48,592	$4,359
As a % of total loans	0.01%	0.11%	0.01%
Total past due loans and still accruing	$44,183	$108,878	$97,229
As a % of total loans	0.10%	0.26%	0.23%
FDMs	$65,057	$104,160	$108,296
Net charge-offs, quarter	15,227	28,101	27,052
Net charge-offs/average loans, quarter (annualized)	0.14%	0.26%	0.25%
Net charge-offs, year-to-date	$54,893	$133,994	$105,893
Net charge-offs/average loans, year-to-date (annualized)	0.17%	0.31%	0.33%
Provision for (reversal of) loan losses, quarter	$19,917	$29,961	$26,936
Provision for (reversal of) unfunded commitments, quarter	1,773	2,906	(3,502)
Provision for (reversal of) credit losses, quarter	$21,690	$32,867	$23,434
Provision for (reversal of) loan losses, year-to-date	37,569	141,454	111,493
Provision for (reversal of) unfunded commitments, year-to-date	(1,714)	(4,769)	(7,675)
Provision for (reversal of) credit losses, year-to-date	35,855	136,685	103,818
Allowance for loan losses	$469,521	$486,845	$484,985
Reserve for unfunded commitments	50,748	52,462	49,556
Allowance for credit losses	$520,269	$539,307	$534,541
ACL to loans coverage ratio	1.19%	1.27%	1.24%
ALL to loans coverage ratio	1.07	1.14	1.12
ACL/NPLs	248.54	174.44	170.80
ALL/NPLs	224.30	157.47	154.96

Non-performing Assets
Total NPAs were $231.7 million at September 30, 2025, a $77.8 million, or 25%, decrease from December 31, 2024 primarily due to the resolution of several non-performing loan relationships and consistently lower NPL inflows.

Criticized and Classified Loans
Our loan ratings are aligned to federal banking regulators' definitions of pass and criticized categories, which include special mention, substandard, doubtful, and loss. Substandard accruing and non-accruing loans, doubtful, and loss loans are often collectively referred to as classified. Special mention, substandard, doubtful, and loss loans are often collectively referred to as criticized and classified loans. The following table presents a summary of criticized and classified loans. Criticized and classified loans at September 30, 2025 decreased $201.6 million compared to December 31, 2024, primarily due to the upward migration and paydowns of several commercial credits.

Table 9 - Criticized and Classified Loans
(dollars in thousands)	September 30, 2025	December 31, 2024
Special mention	$649,900	$755,118
Substandard	821,555	873,121
Doubtful	6,878	52,326
Loss	3,115	2,523
Criticized and Classified loans	$1,481,448	$1,683,088
As a % of total loans	3.4%	4.0%

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses
The provision for credit losses was $21.7 million and $35.9 million, respectively, for the three and nine months ended September 30, 2025, compared to a provision of $23.4 million and $103.8 million, respectively, for the three and nine months ended September 30, 2024. The decreases were primarily driven by improved performance, including a decrease in net charge-offs and individually analyzed reserves. Net charge-offs for the three and nine months ended September 30, 2025 were $15.2 million and $54.9 million, respectively, as compared to $27.1 million and $105.9 million, respectively, for the three and nine months ended September 30, 2024.
The ALL of $469.5 million and the reserve for unfunded commitments of $50.7 million, which is recorded in other liabilities, comprise the total ACL of $520.3 million at September 30, 2025. The ACL decreased $19.0 million compared to the December 31, 2024 ACL of $539.3 million, which consisted of an ALL of $486.8 million and a reserve for unfunded commitments of $52.5 million. The ACL to loans coverage ratio of 1.19% at September 30, 2025 decreased 8 bps compared to December 31, 2024 primarily due to improved credit performance and the impact of strong loan growth exceeding loan provisioning. The ACL to NPL coverage ratio was 249% at September 30, 2025 compared to 174% at December 31, 2024.
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

At September 30, 2025, Synovus and Synovus Bank's capital levels remained strong and exceeded well-capitalized requirements currently in effect. The following table presents certain ratios used to measure Synovus and Synovus Bank's capitalization.

Table 10 - Capital Ratios
(dollars in thousands)	September 30, 2025	December 31, 2024 (1)
CET1 capital
Synovus Financial Corp.	$5,467,700	$5,199,950
Synovus Bank	5,956,818	5,657,947
Tier 1 risk-based capital
Synovus Financial Corp.	6,004,845	5,737,095
Synovus Bank	5,956,818	5,657,947
Total risk-based capital
Synovus Financial Corp.	6,847,089	6,622,462
Synovus Bank	6,666,782	6,373,618
CET1 capital ratio
Synovus Financial Corp.	11.22%	10.84%
Synovus Bank	12.25	11.81
Tier 1 risk-based capital ratio
Synovus Financial Corp.	12.33	11.96
Synovus Bank	12.25	11.81
Total risk-based capital to risk-weighted assets ratio
Synovus Financial Corp.	14.05	13.81
Synovus Bank	13.72	13.31
Leverage ratio
Synovus Financial Corp.	10.02	9.55
Synovus Bank	9.95	9.44

(1) Synovus adopted CECL on January 1, 2020, and the December 31, 2024 regulatory capital ratios reflect the final year of Synovus' election of the five-year transition provision.
At September 30, 2025, Synovus' CET1 ratio of 11.22% improved 38 bps compared to December 31, 2024, as our organic earnings supported capital accretion. For additional information on regulatory capital requirements, see "Part II - Item 8. Financial Statements and Supplementary Data - Note 10 - Regulatory Capital" to the consolidated financial statements of Synovus' 2024 Form 10-K. Management reviews the Company's capital position on an ongoing basis and believes, based on internal capital analyses and earnings projections, that Synovus is well positioned to meet relevant regulatory capital standards.
On December 13, 2024, the Board of Directors approved a capital plan that included an anticipated quarterly common stock dividend of $0.39 per share, beginning with the quarterly dividend payable in April 2025, and authorized share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended September 30, 2025, Synovus did not repurchase shares of common stock. During the nine months ended September 30, 2025, Synovus repurchased 2.9 million shares of common stock at an average price of $48.62 per share via open market transactions. In accordance with the Merger Agreement with Pinnacle, Synovus has paused share repurchases through the completion of the Merger. The priorities on capital deployment will continue to be loan growth and capital needs related to the Merger.
As Synovus is registered as a bank holding company and has elected to be treated as a financial holding company, we are subject to comprehensive supervision and regulation by the Federal Reserve and are subject to its regulatory reporting requirements. The Federal Reserve also requires bank holding companies meeting certain asset size thresholds, such as us, to establish and maintain a risk committee of its board of directors and appoint a chief risk officer, each meeting certain requirements.
Upon completion of the Merger between Synovus and Pinnacle, the combined company, Newco, would surpass the $100 billion threshold which would designate the new combined company as a Category IV Large Financial Institution according to U.S. regulatory guidelines. This new classification will subject Newco to the Federal Reserve's enhanced prudential standards, designed to ensure risk management capabilities grow in line with our systemic footprint including but not limited to additional rigorous capital planning such as stress testing under the CCAR process, liquidity risk management, resolution planning, and additional governance and reporting requirements. Refer to "Part II – Item 1A. Risk Factors - Risks Relating to the Merger with

Pinnacle," of this Report for further information.
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
Synovus declared common stock dividends of $162.9 million, or $1.17 per common share, for the nine months ended September 30, 2025, compared to $164.4 million, or $1.14 per common share, for the nine months ended September 30, 2024. In addition, Synovus declared dividends on its preferred stock of $34.1 million for the nine months ended September 30, 2025 compared to $31.3 million for the nine months ended September 30, 2024.
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
Total deposits at September 30, 2025 decreased $1.09 billion compared to December 31, 2024, primarily due to a $1.24 billion decrease in core deposits, partially offset by $151.0 million of growth in brokered deposits. The decline in core deposits was primarily attributable to reductions in core time deposits, public funds, and non-interest-bearing demand deposits, partially offset by growth in money market and interest-bearing demand deposits. The decrease in core time deposits and increases in interest-bearing demand deposits and money market accounts are related as positive remixing resulted in a shift to lower cost deposits while the decline in public funds was primarily driven by seasonality. The decline in non-interest-bearing demand deposits was impacted by timing. To fund the difference at September 30, 2025, compared to December 31, 2024, between loan growth of $1.14 billion and the aforementioned decline in deposits, long-term FHLB advances (within long-term debt) were leveraged as the balance grew by $1.60 billion compared to December 31, 2024. Synovus continues to proactively manage its liquidity position, which has included the level of brokered deposits, and robust contingent liquidity is maintained across a diverse set of sources which include immediately available funds as well as funds we expect to be available within short notice. Liquidity sources include primary sources such as FHLB borrowing capacity, FRB cash reserves, unencumbered securities, and third-party consumer loans, which includes strategic runoff, while secondary sources consist of the Federal Reserve discount window, Fed Funds lines, and other sources. At September 30, 2025, contingent sources of liquidity totaled approximately $25.1 billion, and based on currently pledged collateral, Synovus Bank had access to FHLB funding of $5.90 billion, subject to FHLB credit policies.
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
Earning Assets and Sources of Funds
Average earning assets increased $228.3 million in the first nine months of 2025 compared to the same period in 2024. The increase in average earning assets primarily resulted from a $521.4 million increase in interest-earning deposits with other banks, partially offset by a $338.2 million decrease in average total loans, net of unearned income. The increase in interest-earning deposits with other banks was primarily the result of ongoing active management of our liquidity position. The decrease in average total loans, net of unearned income, was largely due to increased paydowns.
Average interest-bearing liabilities increased $1.01 billion for the first nine months of 2025 compared to the same period in 2024. The increase in average interest-bearing liabilities largely resulted from increases of $1.34 billion and $751.3 million in average money market accounts and average interest-bearing demand deposits, respectively, coupled with an increase of $581.9 million in long-term debt, primarily due to our $500.0 million Senior debt issuance in the fourth quarter of 2024, partially offset by decreases of $867.0 million and $656.4 million in average time deposits and average brokered deposits, respectively. The increases in average money market accounts and average interest-bearing demand deposits and decreases in average brokered deposits and average time deposits were correlated, as positive deposit remixing resulted in a shift towards lower cost deposits. Average non-interest-bearing demand deposits decreased $567.2 million for the first nine months of 2025 compared to the same period in 2024 primarily due to the continued pressures from the rate environment, which resulted in shifts into interest-bearing deposits and client deployment of excess funds, which largely occurred in the first half of 2024.
Net interest income for the nine months ended September 30, 2025 was $1.39 billion, up $94.1 million, or 7%, compared to the same period in 2024. Net interest margin was up 22 bps over the comparable period to 3.38%, primarily due to lower deposit costs as a result of effective deposit repricing and remixing and fixed-rate asset repricing.
On a sequential quarter basis, net interest income was up $15.1 million, or 3%, and net interest margin for the third quarter of 2025 was up 4 bps compared to the second quarter of 2025. The linked quarter increase in the net interest margin was largely due to higher loan yields and hedge maturities, partially offset by higher interest-earning deposits with other banks balances.

Net Interest Income and Rate/Volume Analysis
The following tables set forth the major components of net interest income and the related annualized yields and rates for the three and nine months ended September 30, 2025 and 2024, as well as the variances between the periods caused by changes in interest rates versus changes in volume.

Table 11 - Quarter-to-Date Net Interest Income and Rate/Volume Analysis
	Three Months Ended September 30,						2025 Compared to 2024
	2025			2024			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume/ Mix	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$35,041,225	$572,417	6.48%	$34,610,296	$592,142	6.81%	$7,397	$(27,122)	$(19,725)
Consumer loans (2)	8,258,139	109,760	5.29	8,298,130	109,908	5.28	(532)	384	(148)
Less: Allowance for loan losses	(464,057)	—	—	(482,863)	—	—	—	—	—
Loans, net	42,835,307	682,177	6.32	42,425,563	702,050	6.59	6,865	(26,738)	(19,873)
Total investment securities(4)	10,494,221	91,440	3.49	10,420,665	87,643	3.36	623	3,174	3,797
Interest-earning deposits with other banks	1,796,065	19,668	4.29	1,374,565	18,440	5.26	5,588	(4,360)	1,228
Federal funds sold and securities purchased under resale agreements	24,695	208	3.30	33,850	363	4.20	(97)	(58)	(155)
Mortgage loans held for sale	33,468	561	6.70	34,890	612	7.01	(25)	(26)	(51)
Other loans held for sale	96,203	577	2.35	83,492	433	2.03	65	79	144
Other earning assets(5)	227,966	2,224	3.90	185,369	2,359	5.09	546	(681)	(135)
Total interest earning assets	$55,507,925	$796,855	5.70%	$54,558,394	$811,900	5.92%	$13,565	$(28,610)	$(15,045)
Cash and due from banks	555,477			476,443
Premises and equipment	379,240			380,003
Other real estate	15,143			666
Cash surrender value of bank-owned life insurance	1,151,651			1,128,877
Other assets(6)	2,476,116			2,639,241
Total assets	$60,085,552			$59,183,624
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,324,747	$63,034	2.21%	$10,834,829	$71,786	2.64%	$3,260	$(12,012)	$(8,752)
Money market accounts	14,306,362	99,698	2.76	13,058,527	104,514	3.18	10,002	(14,818)	(4,816)
Savings deposits	978,165	375	0.15	1,007,962	355	0.14	(11)	31	20
Time deposits	7,147,913	61,142	3.39	8,437,861	93,052	4.39	(14,274)	(17,636)	(31,910)
Brokered deposits	5,059,127	57,274	4.49	5,476,231	75,607	5.49	(5,772)	(12,561)	(18,333)
Federal funds purchased and securities sold under repurchase agreements	73,507	233	1.24	94,629	369	1.53	(81)	(55)	(136)
Other short-term borrowings	—	—	—	2,209	29	5.20	(29)	—	(29)
Long-term debt	2,665,975	38,668	5.75	1,385,836	24,055	6.93	22,361	(7,748)	14,613
Total interest-bearing liabilities	$41,555,796	$320,424	3.06%	$40,298,084	$369,767	3.65%	$15,456	$(64,799)	$(49,343)
Non-interest-bearing demand deposits	11,340,508			11,665,661
Other liabilities	1,504,367			1,967,351
Total equity	5,684,881			5,252,528
Total liabilities and shareholders' equity	$60,085,552			$59,183,624
Net interest income and net interest margin, taxable equivalent (7)		$476,431	3.41%		$442,133	3.22%	$(1,891)	$36,189	$34,298
Less: taxable-equivalent adjustment		1,736			1,393
Net interest income		$474,695			$440,740

(1)    Changes in rate/volume will equal the increase (decrease) in interest income/expense.
(2)    Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: Third Quarter 2025 - $12.7 million, Third Quarter 2024 - $12.7 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes trading account assets and FHLB and Federal Reserve Bank stock.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(350.4) million and $(424.6) million for the Third Quarter 2025 and 2024, respectively.
(7)    The net interest margin is calculated by dividing annualized net interest income - TE by average total interest earnings assets.

Table 12 - Year-to-Date Net Interest Income and Rate/Volume Analysis
	Nine Months Ended September 30,						2025 Compared to 2024
	2025			2024			Change due to (1)
(dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Volume/ Mix	Yield/ Rate	Increase (Decrease)
Assets
Interest earning assets:
Commercial loans (2) (3)	$34,617,321	$1,666,671	6.44%	$34,852,642	$1,769,316	6.78%	$(11,935)	$(90,710)	$(102,645)
Consumer loans (2)	8,260,429	324,808	5.25	8,363,281	328,681	5.24	(4,035)	162	(3,873)
Less: Allowance for loan losses	(472,854)	—	—	(485,540)	—	—	—	—	—
Loans, net	42,404,896	1,991,479	6.28	42,730,383	2,097,997	6.56	(15,970)	(90,548)	(106,518)
Total investment securities(4)	10,661,697	278,512	3.48	10,646,738	238,440	2.99	333	39,739	40,072
Interest-earning deposits with other banks	1,792,886	58,366	4.30	1,271,481	50,988	5.27	20,567	(13,189)	7,378
Federal funds sold and securities purchased under resale agreements	24,891	557	2.95	31,018	788	3.34	(153)	(78)	(231)
Mortgage loans held for sale	32,250	1,516	6.27	34,012	1,773	6.95	(91)	(166)	(257)
Other loans held for sale	84,633	1,478	2.30	66,109	982	1.95	271	225	496
Other earning assets(5)	201,132	6,593	4.37	194,393	7,546	5.19	262	(1,215)	(953)
Total interest earning assets	$55,202,385	$2,338,501	5.66%	$54,974,134	$2,398,514	5.83%	$5,219	$(65,232)	$(60,013)
Cash and due from banks	505,688			510,807
Premises and equipment	381,568			375,574
Other real estate	5,542			6,223
Cash surrender value of bank-owned life insurance	1,147,528			1,121,807
Other assets(6)	2,604,458			2,162,476
Total assets	$59,847,169			$59,151,021
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$11,489,775	$189,501	2.21%	$10,738,505	$206,010	2.56%	$14,399	$(30,908)	$(16,509)
Money market accounts	14,177,981	290,870	2.74	12,834,830	307,024	3.20	32,100	(48,254)	(16,154)
Savings deposits	988,758	1,050	0.14	1,033,696	946	0.12	(41)	145	104
Time deposits	7,374,919	194,244	3.52	8,241,879	272,976	4.42	(28,687)	(50,045)	(78,732)
Brokered deposits	4,908,916	166,492	4.53	5,565,332	226,778	5.44	(26,723)	(33,563)	(60,286)
Federal funds purchased and securities sold under repurchase agreements	70,428	627	1.17	107,546	1,587	1.94	(538)	(422)	(960)
Other short-term borrowings	—	—	—	60,763	2,514	5.44	(2,471)	(43)	(2,514)
Long-term debt	2,186,879	102,102	6.21	1,604,966	82,041	6.80	29,578	(9,517)	20,061
Total interest-bearing liabilities	$41,197,656	$944,886	3.07%	$40,187,517	$1,099,876	3.66%	$17,617	$(172,607)	$(154,990)
Non-interest-bearing demand deposits	11,377,318			11,944,508
Other liabilities	1,748,845			1,894,545
Total equity	5,523,350			5,124,451
Total liabilities and shareholders' equity	$59,847,169			$59,151,021
Net interest income and net interest margin, taxable equivalent (7)		$1,393,615	3.38%		$1,298,638	3.16%	$(12,398)	$107,375	$94,977
Less: taxable-equivalent adjustment		4,975			4,055
Net interest income		$1,388,640			$1,294,583

(1)    Changes in rate/volume will equal the increase (decrease) in interest income/expense.
(2)     Average loans are shown net of unearned income. NPLs are included. Interest income includes fees as follows: 2025 - $37.5 million, 2024 - $35.7 million.
(3)    Reflects taxable-equivalent adjustments, using the statutory federal income tax rate of 21%, in adjusting interest on tax-exempt loans to a taxable-equivalent basis.
(4)    Securities are included on an amortized cost basis with yield and net interest margin calculated accordingly.
(5)    Includes trading account assets and FHLB and Federal Reserve Bank stock.
(6)    Includes average net unrealized gains (losses) on investment securities available for sale of $(405.8) million and $(836.6) million for the nine months ended September 30, 2025 and 2024, respectively.
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
Synovus has modeled its baseline net interest income forecast assuming an interest rate projection that is flat to September 30, 2025 interest rate curves, with the federal funds rate at the Federal Reserve’s targeted range of 4.00% to 4.25% as of September 30, 2025 and the prime rate of 7.25% as of September 30, 2025. Synovus has modeled the impact of an immediate change in market interest rates across the yield curve of 100 and 200 bps to determine the sensitivity of net interest income for the next 12 months. As illustrated in the table below, the net interest income sensitivity derived from this simulation suggests that net interest income is projected to increase by 4.8% and 2.4% if interest rates increased by 200 and 100 bps, respectively. Net interest income is projected to decrease by 2.4% and 4.5% if interest rates decreased by 100 and 200 bps, respectively.
The following table represents the estimated sensitivity of net interest income at September 30, 2025, with comparable information for December 31, 2024.

Table 13 - Twelve Month Net Interest Income Sensitivity
	Estimated % Change in Net Interest Income as Compared to Unchanged Rates (for the next 12 months)
Change in Interest Rates (in bps)	September 30, 2025	December 31, 2024
+200	4.8%	4.0%
+100	2.4	2.0
-100	(2.4)	(2.0)
-200	(4.5)	(3.8)
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
As of September 30, 2025 and December 31, 2024, Synovus had $3.85 billion and $4.35 billion, respectively, in notional amounts outstanding of both effective and forward-starting interest rate swaps designated as cash flow hedging instruments to hedge its exposure to contractually specified interest rate risk associated with floating rate loans.
As of September 30, 2025 and December 31, 2024, Synovus had $1.65 billion and $2.10 billion, respectively, in notional amounts outstanding of receive-fixed, pay-variable interest rate swaps designated as fair value hedging instruments to hedge its exposure to the change in the fair value due to fluctuations in market interest rates for outstanding fixed-rate long-term debt and fixed-rate interest-bearing deposits.
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
Non-GAAP Financial Measures
The measures entitled adjusted non-interest revenue, adjusted non-interest expense, adjusted revenue TE, adjusted tangible efficiency ratio, adjusted PPNR, adjusted net income available to common shareholders, adjusted net income per common share, diluted, adjusted return on average assets, adjusted return on average common equity, return on average tangible common equity, adjusted return on average tangible common equity, and tangible common equity ratio, are not measures recognized under GAAP and therefore are considered non-GAAP financial measures. The most comparable GAAP measures to these measures are total non-interest revenue, total non-interest expense, total revenue, efficiency ratio-TE, PPNR, net income available to common shareholders, net income per common share, diluted, return on average assets, return on average common equity, and the ratio of total Synovus Financial Corp. shareholders' equity to total assets, respectively.
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

Table 14 - Reconciliation of Non-GAAP Financial Measures
	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted non-interest revenue
Total non-interest revenue	$140,697	$123,980	$391,297	$114,017
Investment securities (gains) losses, net	(1,742)	—	(1,742)	256,660
Fair value adjustment on non-qualified deferred compensation	(2,592)	(2,062)	(5,051)	(4,922)
Adjusted non-interest revenue	$136,363	$121,918	$384,504	$365,755

Adjusted non-interest expense
Total non-interest expense	$348,729	$313,690	$972,464	$938,232
Restructuring (charges) reversals	747	(1,219)	1,968	(2,084)
Valuation adjustment to Visa derivative	(2,911)	(8,700)	(5,111)	(8,700)
Merger-related expense	(23,757)	—	(23,757)	—
Fair value adjustment on non-qualified deferred compensation	(2,592)	(2,062)	(5,051)	(4,922)
Adjusted non-interest expense	$320,216	$301,709	$940,513	$922,526

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted revenue (TE) and adjusted tangible efficiency ratio
Adjusted non-interest expense	$320,216	$301,709	$940,513	$922,526
Amortization of intangibles	(2,627)	(2,907)	(7,882)	(8,721)
Adjusted tangible non-interest expense	$317,589	$298,802	$932,631	$913,805

Net interest income	$474,695	$440,740	$1,388,640	$1,294,583
Taxable equivalent adjustment	1,736	1,393	4,975	4,055
Net interest income (TE)	$476,431	$442,133	$1,393,615	$1,298,638

Net interest income	$474,695	$440,740	$1,388,640	$1,294,583
Total non-interest revenue	140,697	123,980	391,297	114,017
Total revenue	$615,392	$564,720	$1,779,937	$1,408,600
Taxable equivalent adjustment	1,736	1,393	4,975	4,055
Total (TE) revenue	$617,128	$566,113	$1,784,912	$1,412,655
Investment securities (gains) losses, net	(1,742)	—	(1,742)	256,660
Fair value adjustment on non-qualified deferred compensation	(2,592)	(2,062)	(5,051)	(4,922)
Adjusted revenue (TE)	$612,794	$564,051	$1,778,119	$1,664,393
Efficiency ratio (TE)	56.5%	55.4%	54.5%	66.4%
Adjusted tangible efficiency ratio	51.8	53.0	52.5	54.9

Adjusted pre-provision net revenue
Net interest income	$474,695	$440,740	$1,388,640	$1,294,583
Total non-interest revenue	140,697	123,980	391,297	114,017
Total non-interest expense	(348,729)	(313,690)	(972,464)	(938,232)
Pre-provision net revenue (PPNR)	$266,663	$251,030	$807,473	$470,368

Adjusted revenue (TE)	$612,794	$564,051	$1,778,119	$1,664,393
Adjusted non-interest expense	(320,216)	(301,709)	(940,513)	(922,526)
Adjusted PPNR	$292,578	$262,342	$837,606	$741,867

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted net income available to common shareholders and adjusted diluted earnings per share
Net income available to common shareholders	$185,590	$169,628	$575,601	$260,709
Restructuring charges (reversals)	(747)	1,219	(1,968)	2,084
Valuation adjustment to Visa derivative	2,911	8,700	5,111	8,700
Investment securities (gains) losses, net	(1,742)	—	(1,742)	256,660
Merger-related expense(1)	23,757	—	23,757	—
Tax effect of adjustments(2)	(5,839)	(2,427)	(6,075)	(65,444)
Adjusted net income available to common shareholders	$203,930	$177,120	$594,684	$462,709
Weighted average common shares outstanding, diluted	139,612	143,979	140,289	145,718
Net income per common share, diluted	$1.33	$1.18	$4.10	$1.79
Adjusted net income per common share, diluted	1.46	1.23	4.24	3.18
(1) Currently a determination has not been made regarding whether certain merger-related costs will be tax deductible or not, which depends on the ultimate success of the transaction; therefore, merger-related expense has been tax effected using the same marginal tax rate as other adjusted items.

(2) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted return on average assets (annualized)
Net income	$196,505	$180,684	$608,496	$290,074
Restructuring charges (reversals)	(747)	1,219	(1,968)	2,084
Valuation adjustment to Visa derivative	2,911	8,700	5,111	8,700
Investment securities (gains) losses, net	(1,742)	—	(1,742)	256,660
Merger-related expense(1)	23,757	—	23,757	—
Tax effect of adjustments(2)	(5,839)	(2,427)	(6,075)	(65,444)
Adjusted net income	$214,845	$188,176	$627,579	$492,074
Net income annualized	779,612	718,808	813,557	387,471
Adjusted net income annualized	852,374	748,613	839,071	657,296
Total average assets	$60,085,552	$59,183,624	$59,847,169	$59,151,021
Return on average assets (annualized)	1.30%	1.21%	1.36%	0.66%
Adjusted return on average assets (annualized)	1.42	1.26	1.40	1.11
(1) Currently a determination has not been made regarding whether certain merger-related costs will be tax deductible or not, which depends on the ultimate success of the transaction; therefore, merger-related expense has been tax effected using the same marginal tax rate as other adjusted items.

(2) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued
	Three Months Ended		Nine Months Ended
(dollars in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Adjusted return on average common equity, return on average tangible common equity, and adjusted return on average tangible common equity (annualized)
Net income available to common shareholders	$185,590	$169,628	$575,601	$260,709
Restructuring charges (reversals)	(747)	1,219	(1,968)	2,084
Valuation adjustment to Visa derivative	2,911	8,700	5,111	8,700
Investment securities (gains) losses, net	(1,742)	—	(1,742)	256,660
Merger-related expense(1)	23,757	—	23,757	—
Tax effect of adjustments(2)	(5,839)	(2,427)	(6,075)	(65,444)
Adjusted net income available to common shareholders	$203,930	$177,120	$594,684	$462,709

Adjusted net income available to common shareholders annualized	$809,070	$704,630	$795,090	$618,071
Amortization of intangibles, annualized net of tax	7,907	8,735	7,993	8,799
Adjusted net income available to common shareholders excluding amortization of intangibles annualized	$816,977	$713,365	$803,083	$626,870

Net income available to common shareholders annualized	$736,308	$674,824	$769,576	$348,246
Amortization of intangibles, annualized net of tax	7,907	8,735	7,993	8,799
Net income available to common shareholders excluding amortization of intangibles annualized	$744,215	$683,559	$777,569	$357,045

Total average Synovus Financial Corp. shareholders' equity less preferred stock	$5,127,084	$4,692,722	$4,965,040	$4,563,983
Average goodwill	(480,440)	(480,440)	(480,440)	(480,593)
Average other intangible assets, net	(27,665)	(38,793)	(30,324)	(41,602)
Total average Synovus Financial Corp. tangible shareholders' equity less preferred stock	$4,618,979	$4,173,489	$4,454,276	$4,041,788
Return on average common equity (annualized)	14.36%	14.38%	15.50%	7.63%
Adjusted return on average common equity (annualized)	15.78	15.02	16.01	13.54
Return on average tangible common equity (annualized)	16.11	16.38	17.46	8.83
Adjusted return on average tangible common equity (annualized)	17.69	17.09	18.03	15.51
(1) Currently a determination has not been made regarding whether certain merger-related costs will be tax deductible or not, which depends on the ultimate success of the transaction; therefore, merger-related expense has been tax effected using the same marginal tax rate as other adjusted items.

(2) An assumed marginal tax rate of 24.2% for 2025 and 24.5% for 2024 was applied.

Table 14 - Reconciliation of Non-GAAP Financial Measures, continued

(dollars in thousands)	September 30, 2025	December 31, 2024	September 30, 2024
Tangible common equity ratio
Total assets	$60,485,175	$60,233,644	$59,589,628
Goodwill	(480,440)	(480,440)	(480,440)
Other intangible assets, net	(26,436)	(34,318)	(37,207)
Tangible assets	$59,978,299	$59,718,886	$59,071,981

Total Synovus Financial Corp. shareholders' equity	$5,818,737	$5,244,557	$5,355,976
Goodwill	(480,440)	(480,440)	(480,440)
Other intangible assets, net	(26,436)	(34,318)	(37,207)
Preferred stock, no par value	(537,145)	(537,145)	(537,145)
Tangible common equity	$4,774,716	$4,192,654	$4,301,184
Total Synovus Financial Corp. shareholders' equity to total assets ratio	9.62%	8.71%	8.99%
Tangible common equity ratio	7.96	7.02	7.28

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
    The information presented in the Market Risk Analysis section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section of this Report is incorporated herein by reference.
ITEM 4. – CONTROLS AND PROCEDURES
In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by Synovus' management, with the participation of Synovus' Chief Executive Officer and Chief Financial Officer, of the effectiveness of Synovus' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, Synovus' Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, Synovus' disclosure controls and procedures were effective.
There have been no material changes in Synovus' internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Synovus' internal control over financial reporting.

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
ITEM 2. – UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
    (a) None.
    (b) None.
    (c) Issuer Purchases of Equity Securities:
On December 13, 2024 the Board of Directors approved share repurchases of up to $400 million of common stock and $50 million of preferred stock in 2025. During the three months ended September 30, 2025, Synovus did not repurchase shares of common stock. In accordance with the Merger Agreement with Pinnacle, Synovus has paused share repurchases through the completion of the Merger.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. – MINE SAFETY DISCLOSURES
    None.
ITEM 5. – OTHER INFORMATION
(a)    None.
(b)    None.
(c)    Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

SYNOVUS FINANCIAL CORP.

November 4, 2025	By:	/s/ Andrew J. Gregory, Jr.
Date		Andrew J. Gregory, Jr.
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)